Form 10QSB
period 2001-12-31
HEALTHCARE NETWORK SOLUTIONS INC
filed 2002-02-06
CIK 1160078

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended:             December 31, 2001
         Commission file number:                     1-16703


                       Healthcare Network Solutions, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)


         Delaware                                    58-2618895
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


                               8383 Dunwoody Place
                             Atlanta, Georgia 30350
                    (Address of principal executive offices)
                                   (Zip code)

                                 (770) 650-6508
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X (1)    No
                                 -------      -------

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of February 4, 2002: 15,540,000 shares of common stock, $.0001 par value per share.

(1) The Registrant became subject to Exchange Act filing requirements 60 days subsequent to September 27, 2001 filing of Registration Statement on Form 10-SB.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

           Balance Sheet (Unaudited) December 31, 2001.....................   3

           Statements of Operations (Unaudited)
                For the Three and Six Months Ended December 31, 2001.......   4

           Statement of Cash Flows (Unaudited)
                For the Six Months Ended December 31, 2001.................   5

           Notes to Financial Statements (Unaudited)....................... 6-10

      Item 2 - Management's Discussion and Analysis or Plan of Operation...11-13


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................  13

      Item 2 - Changes in Securities and Use of Proceeds...................  13

      Item 3 - Defaults Upon Senior Securities.............................  14

      Item 4 - Submission of Matters to a Vote of Security Holders.........  14

      Item 5 - Other Information...........................................  14

      Item 6 - Exhibits and Reports on Form 8-K............................  14

      Signatures...........................................................  15

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                  BALANCE SHEET
                               December 31, 2001
                                   (Unaudited)


                                     Assets

Current assets:
   Cash ...........................................................   $  15,899
   Accounts receivable ............................................      80,704
   Inventory ......................................................       2,415
   Due from related party .........................................      12,000
                                                                      ---------

          Total current assets ....................................     111,018
                                                                      ---------


          Total assets ............................................   $ 111,018
                                                                      =========

                     Liabilities and Stockholders' Deficit

Current liabilities:
   Note payable ...................................................   $ 110,000
   Accounts payable and accrued expenses ..........................     227,478
   Due to related party ...........................................      67,189
                                                                      ---------

          Total current liabilities ...............................     404,667
                                                                      ---------

          Total liabilities .......................................     404,667
                                                                      ---------

Stockholders' deficit:
   Common stock, $0.0001 par value; 50,000,000 authorized shares
       15,500,000 shares issued and outstanding ...................       1,550
   Additional paid-in capital .....................................      98,190
   Accumulated deficit ............................................    (393,389)
                                                                      ---------

          Total stockholders' deficit .............................    (293,649)
                                                                      ---------

          Total liabilities and stockholders' deficit .............   $ 111,018
                                                                      =========


                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three   For the Six
                                                   Months Ended    Months Ended
                                                   December 31,    December 31,
                                                       2001            2001
                                                   ------------    ------------

SALES ..........................................   $     50,505    $    109,582

COST OF SALES ..................................         34,610          77,796
                                                   ------------    ------------

GROSS PROFIT ...................................         15,895          31,786
                                                   ------------    ------------

OPERATING EXPENSES:
    Salaries and payroll taxes .................         63,256         235,756
    Professional fees ..........................         39,233          39,983
    Other selling, general and administrative ..         65,954         123,296
                                                   ------------    ------------

        Total Operating Expenses ...............        168,443         399,035
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (152,548)       (367,249)

OTHER EXPENSES:
   Interest expense ............................           (480)           (480)
                                                   ------------    ------------

NET LOSS .......................................   $   (153,028)   $   (367,729)
                                                   ============    ============

BASIC AND DILUTED:
      Net Loss Per Common Share: ...............   $      (0.01)   $      (0.02)
                                                   ============    ============

      Weighted Common Shares Outstanding .......     15,500,000      15,500,000
                                                   ============    ============


                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended December 31, 2001
                                   (Unaudited)



Cash flows from operating activities:
     Net loss .................................................       $(367,729)
     Adjustments to reconcile net loss to net cash used in operating activities:

        (Increase) decrease in:
            Accounts receivable ...............................          (2,793)
            Inventory .........................................          (2,415)
            Due from related party ............................         (66,608)

        Increase (decrease) in:
            Accounts payable and accrued expenses .............         192,415
                                                                      ---------

Net cash used in operating activities .........................        (247,130)
                                                                      ---------

Cash flows from financing activities:
            Proceeds from related parties .....................          67,189
            Proceeds from loan payable ........................         110,000
            Proceeds from capital contributions ...............          85,000
                                                                      ---------

Net cash provided by operating activities .....................         262,189
                                                                      ---------

Net increase in cash ..........................................          15,059

Cash at beginning of period ...................................             840
                                                                      ---------

Cash at end of period .........................................       $  15,899
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest .................................................       $       -
                                                                      =========
     Income Taxes .............................................       $       -
                                                                      =========


                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         Healthcare Network Solutions, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 23, 2001. Through November 2001, the Company was a 52% owned subsidiary of BioShield Technologies, Inc., (OTCBB- BTSI); BSTI having acted as incorporator and having initially been the sole shareholder of the Company. During December 2001, 3,646,579 of the Company's shares owned by BSTI (approximating 24% of all issued and outstanding shares) were spun-off to BTSI's shareholders on a one for ten basis with BTSI retaining 4,453,421 shares (approximately 28% of all then issued and outstanding shares). Officers and directors of the Company then owned 5,400,000 (or approximately 35%) of all then issued and outstanding Company Common Stock.

         The Company is in the business of providing consolidated non-medical services to physicians, particularly those physicians in small (five and under) practice groups. Management estimates that there are approximately 9,000 small practice groups in the United States. These services include, billing and scheduling, supply ordering, personnel staffing, marketing and dispensing. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. The collaboration of the two books of business provides a distinct growth opportunity.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Healthcare Network Solutions, Inc. for the period from inception (April 23, 2001) to June 30, 2001 and for the three months ended September 30, 2001 and notes thereto contained in the Report on Form 10-SB, as amended, of Healthcare Network Solutions, Inc. as filed with the Securities and Exchange Commission . The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

NOTE 2 - LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At December 31, 2001, there were options and warrants to purchase 4,682,000 shares of common stock, which could potentially dilute future earnings per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)

NOTE 3 - LOAN PAYABLE

         On December 19, 2001, the Company borrowed $110,000 from a third party. Interest accrues from the date of the note and is payable annually on the unpaid principal at the rate per annum of 10%. The entire outstanding principal balance, together with all unpaid accrued interest, is due and payable on March 19, 2002. In connection with this loan, the Company is required to issue 16,000 shares of the Company's common stock. As of December 31, 2001, these shares had not been issued and were subsequently issued in January 2002.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

         Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on July 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on July 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' DEFICIT

         The Company is authorized to issue 50,000,000 shares all of which are common stock, par value $.0001 without cumulative voting rights and without any preemptive rights. The Company issued (through September 30, 2001) 15,500,000 shares for $1,550 to founders of the Company.

         Pursuant to August 2001 Board of Directors approval and subsequent stockholder approval, the Company adopted it's 2001 Non-Statutory Stock Option Plan ("Plan") whereby it reserved for issuance up to 9,000,000 shares of its common stock. The Company has filed a Registration Statement on Form S-8 so to register those 9,000,000 shares of common stock underlying the aforesaid options.

         On September 1, 2001, pursuant to the Plan, the Company issued 1,600,000 stock options to certain current members of its management team as well as other person(s) whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until August 31, 2006.

         On November 29, 2001, pursuant to the Plan, management issued 2,000,000 stock options pursuant to terms and conditions of a consulting agreement dated November 29, 2001, with 1,000,000 options exercisable at $0.05 per share and 1,000,000 options exercisable at $1.00 per share for a period of five years until November 28, 2006.

         On December 1, 2001, pursuant to the Plan, management issued 200,000 stock options to a consultant for accounting services, with all options exercisable at $0.05 per share for a period of five years until November 30, 2006.

         On December 1, 2001, pursuant to the Plan, the Company issued 760,000 stock options to certain employees whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until November 30, 2006.

         On December 17, 2001, pursuant to the Plan, , management issued 22,000 stock options to certain employees whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until December 16, 2006.

         On December 17, 2001, the Company issued 100,000 warrants to a consultant for investor relation services, with all warrants exercisable at $1.00 per share for a period of three years until December 16, 2004.

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the exercise price was greater than the current market value at the date of grant, no compensation expense has been recognized.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

         The fair value of each option granted to consultants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 0%; risk-free interest rate of 5.00 percent and an expected holding periods of 5 years. Compensation expense associated with these options was not recorded because the effect was not material.

         In connection with a loan payable, the Company is required to issue 16,000 shares of the Company's common stock. As of December 31, 2001, these shares had not been issued and were subsequently issued in January 2002.
A summary of outstanding options and warrants at December 31, 2001 are as follows:

                                Shares
                              Underlying     Range of     Remaining     Average
                               Options/      Exercise    Contractual    Exercise
                               Warrants       Price         Life         Price
                              -----------   ----------   -----------   ---------
Outstanding at June 30, 2001        -       $     -           -            -
Granted                        4,682,000     0.05-1.00      5 yrs        $0.27
Expired                             -             -           -            -
Exercised                           -             -           -            -
                              -----------   ----------   -----------   ---------
Outstanding at December
31, 2001                       4,682,000    $0.05-1.00                   $0.27
                              ===========   ==========   ===========   =========

NOTE 6 - RELATED PARTY TRANSACTIONS

         Certain officers/shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2001, amounts due these officers/shareholders of the Company amounted to $67,189.

         At December 31, 2001, accounts receivable includes receivables from an entity, which is 50% owned by one of the Company's stockholder's and amounted to $77,911. Sales to this entity amounted to $90,658 for the six months ended December 31, 2001.

         On December 31, 2001, the Company loaned a director of the Company $12,000 payable prior to March 31, 2002. The loan is secured by 100,000 common shares of marketable securities with a fair market value of approximately $35,000 at December 31, 2001.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (UNAUDITED)

NOTE 7 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2001, the Company has incurred losses since inception of $393,389 and had a working capital deficiency of $293,649. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and/or obtaining additional equity and/or debt financing. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 8 - SUBSEQUENT EVENT

         During January 2002, the Company borrowed $165,000 from third parties. Interest will accrue from the date of the note and is payable annually on the unpaid principal at the rate per annum of 10%. The entire outstanding principal balance, together with all unpaid accrued interest, shall be due and payable on or before April 16, 2002. In connection with this loan payable, the Company issued 24,000 shares of the Company's common stock during January 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Healthcare Network Solutions, Inc. for the period from inception (April 23, 2001) to June 30, 2001 and for the three months ended September 30, 2001 and notes thereto contained in the Report on Form 10-SB, as amended, of Healthcare Network Solutions, Inc. as filed with the Securities and Exchange Commission.

         This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing if and when required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

ORGANIZATION

         Healthcare Network Solutions, Inc. (the "Company" or "HNS") was incorporated under the laws of the State of Delaware on April 23, 2001. Through November 2001, the Company was a 52% owned subsidiary of BioShield Technologies, Inc., (OTCBB- BTSI); BSTI having acted as incorporator and having initially been the sole shareholder of the Company. During December 2001, 3,646,579 of the Company's shares owned by BSTI (approximating 24% of all issued and outstanding shares) were spun-off to BTSI's shareholders on a one for ten basis with BTSI retaining 4,453,421 shares (approximately 28% of all then issued and outstanding shares). Officers and directors of the Company then owned 5,400,000 (or approximately 35%) of all then issued and outstanding Company Common Stock.

         The Company is in the business of providing consolidated non-medical services to physician practices and consulting services to other healthcare related companies, particularly those physicians in small (five and under) practice groups. Marketing, billing and dispensing services are provided to assist physician practices in reducing costs and improving their bottom line. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. The collaboration of the two books of business provides a distinct growth opportunity. The Company receives revenue from consulting fees, management and marketing fees, a percentage of collections and a percentage of gross profit on all services provided. HNS has already achieved on-going acceptance within the healthcare market. We focus on developing services that meet the high demands of our customer base. This attention and the high levels of customer satisfaction leaves HNS positioned for sales and revenue growth.

PLAN OF OPERATION

         We believe that most physician practices are set up to provide health care needs to individuals within the community. However, the ability of physicians to fulfill this need is limited by the administrative burden of operating an office, which detracts from the time available for physicians to provide medical services. The Company will address this problem by providing several administrative and clinical services in order to allow the practices to focus on the delivery of medical care. The main components of the Company's services are:

o centralized billing and scheduling;
o supply ordering;
o personnel staffing;
o marketing;
o consulting;
o electronic access to clinical and administrative services

         Healthcare companies that desire growth and long-term sustainable revenue must first focus on the problems their products or services meet. HNS offers an array of consulting services to new or existing healthcare companies. A wide variety of strategies are developing within healthcare companies who are seeking to develop strong products and services. HNS helps them develop strategies based on research and practical application of their product and services within the target market. In addition, HNS works with the companies to develop alliances that can enhance or build upon their products and strengths, while adding additional revenue sources. Once the strategies are developed, HNS further assists the company by placing the products and services into their contracted physician base and in reselling to other healthcare entities.

         To date, the Company has recruited key staff, entered into key vendor relationships with a software company, several personnel companies, medical suppliers, pharmaceutical suppliers, an evidence-based clinical decision support company, a leasing company and entered into three marketing and billing and collection agreements with physician groups in Atlanta, Georgia. In addition, we have seven additional physician agreements for services that do not include the marketing component. The Company is targeting physician groups in the vicinity of its Atlanta, Georgia headquarters for its initial marketing effort and has had initial contact with twenty additional physician groups, with intended regional and national growth in the first calendar quarter of 2002. Three more groups have agreed in principal to enter into agreements with the Company, but no assurance can be given that final agreements will be entered into. The Company just initiated a network marketing campaign that will launch in North Carolina, South Carolina, Alabama, Tennessee, as well as, Georgia. This campaign currently is targeting over 300 practices for specific services identified by initial research. In addition, the Company has currently signed three consulting agreements with large notable healthcare companies. The Company believes that once it develops a track record with physician groups and healthcare companies, it will achieve a satisfactory level of market acceptance.

SIX AND THREE MONTHS ENDED DECEMBER 31, 2001

         Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, consulting and staffing services) and the sale of pharmaceutical, lab and medical supplies. Revenues for the six months ended December 31, 2001 were $109,582. Revenues for the three months ended September 30, 2001 were $50,505.

         Salaries and payroll taxes were $235,756 and $63,256 for the six and three months ended December 31, 2001. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall our salary and payroll expense is expected to remain constant through June 30, 2002.

         Professional fees were $39,983 and $39,233 for the six and three months ended December 31, 2001. During the three months ended December 31, 2001, we incurred legal fees in connection with our filing of Form 10-SB as filed with the United Sates Securities and Exchange Commission.

         Other selling, general and administrative expenses were $123,296 and $65,954 for the six and three months ended December 31, 2001and consisted of expenses such as rent, contract labor, and other operating expenses.

         As a result of these factors, we reported a net loss of $367,729 or $(.02) per share and a net loss of $153,028 or $(.01) per share for the six and three months ended December 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had a stockholders' deficit of $293,649. Since our inception, we have incurred losses of $393,389. Our operations and growth have been funded from loans from third parties amounting to approximately $110,000 and advances by our majority shareholder and officer of $67,189 as of December 31, 2001. These funds were used for working capital and capital expenditures.

         We have no other material commitments for capital expenditures. Other than cash generated from our operations and loans from third parties and related parties, we currently have no additional sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

         Net cash used in operations during the six months ended December 31, 2001 was $(247,130).

         Net cash provided by financing activities for the six months ended December 31, 2001 was $262,189. We received cash from a loan payable of $110,000, proceeds from advances from related parties of $67,189 and $85,000 from capital contributions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         The Company is authorized to issue 50,000,000 shares all of which are common stock, par value $.0001 without cumulative voting rights and without all preemptive rights. The Company issued to founder 15,500,000 shares for $1,550.

         Pursuant to August 2001 Board of Directors approval and subsequent stockholder approval, the Company adopted it's 2001 Non-Statutory Stock Option Plan ("Plan") whereby it reserved for issuance up to 9,000,000 shares of its common stock. The Company has filed a Registration Statement on Form S-8 so to register those 9,000,000 shares of common stock underlying the aforesaid options.

         On September 1, 2001, pursuant to the Plan, , management issued 1,600,000 stock options to certain current members of its management team as well as other persons whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until August 31, 2006.

         On November 29, 2001, pursuant to the Plan, , management issued 2,000,000 stock options to a consultant for business development services, with 1,000,000 options exercisable at $0.05 per share and 1,000,000 options exercisable at $1.00 for a period of five years until November 28, 2006.

         On December 1, 2001, pursuant to the Plan, , management issued 200,000 stock options to a consultant for accounting services, with all options exercisable at $0.05 per share for a period of five years until November 30, 2006.

         On December 1, 2001, pursuant to the Plan, , the Company issued 760,000 stock options to certain employees whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until November 30, 2006.

         On December 17, 2001, the Company issued 100,000 warrants to a consultant for investor relation services, with all warrants exercisable at $1.00 per share for a period of three years until December 16, 2004.

         On December 17, 2001, pursuant to the Plan, , management issued 22,000 stock options to certain employees whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until December 16, 2006.

         In connection with a loan payable, the Company is required to issue 16,000 shares of the Company's common stock. As of December 31, 2001, these shares had not been issued and were subsequently issued in January 2002.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTHCARE NETWORK SOLUTIONS, INC.


By: /s/ Sharon Allred                                      February 6, 2002
---------------------------------
Sharon Allred, President, CEO and
Chairman of the Board of Directors


By: /s/ Sondra McGinnis                                    February 6, 2002
-----------------------------------
Sondra McGinnis, Executive Director,
Secretary-Treasurer and Director
and a Director