Form 10QSB
period 2002-03-31
HEALTHCARE NETWORK SOLUTIONS INC
filed 2002-05-15
CIK 1160078

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended: MARCH 31, 2002
                         Commission file number: 1-16703



                       HEALTHCARE NETWORK SOLUTIONS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


        DELAWARE                                      58-2618895
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)



                        8383 DUNWOODY PLACE, BUILDING #3
                             ATLANTA, GEORGIA 30350
                    (Address of principal executive offices)
                                   (Zip code)

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

                                 Yes  X     No

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of May 3, 2002: 18,528,962 shares of common stock, $.0001 par value per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet (Unaudited)
             March 31, 2002....................................................3

      Statements of Operations (Unaudited)
             For the Three and Nine Months Ended March 31, 2002................4
      Statement of Cash Flows (Unaudited)
             For the Nine Months Ended March 31, 2002..........................5

      Notes to Financial Statements (Unaudited).............................6-10

      Item 2 - Management's Discussion and Analysis or Plan of Operation...11-13


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................13

      Item 2 - Changes in Securities and Use of Proceeds...................13-14

      Item 3 - Defaults Upon Senior Securities................................14

      Item 4 - Submission of Matters to a Vote of Security Holders............14

      Item 5 - Other Information..............................................14

      Item 6 - Exhibits and Reports on Form 8-K...............................14

      Signatures..............................................................15

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                  BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash ...........................................................   $  21,835
   Accounts receivable ............................................      26,756
   Inventory ......................................................         713
   Due from related party .........................................     102,604
                                                                      ---------

          Total current assets ....................................     151,908

Property and equipment, net .......................................       1,919
                                                                      ---------

          Total assets ............................................   $ 153,827
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable ..................................................   $ 275,000
   Accounts payable and accrued expenses ..........................      80,320
   Due to related party ...........................................      54,679
                                                                      ---------

          Total current liabilities ...............................     409,999
                                                                      ---------

          Total liabilities .......................................     409,999
                                                                      ---------

Stockholders' deficit:
   Common stock, $0.0001 par value; 50,000,000 authorized shares
       18,099,252 shares issued and outstanding ...................       1,810
   Additional paid-in capital .....................................     358,505
   Accumulated deficit ............................................    (569,912)
   Less: deferred compensation ....................................     (46,575)
                                                                      ---------

          Total stockholders' deficit .............................    (256,172)
                                                                      ---------

          Total liabilities and stockholders' deficit .............   $ 153,827
                                                                      =========

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three  For the Nine
                                                    Months Ended   Months Ended
                                                       March 31,     March 31,
                                                        2002           2002
                                                    ------------   ------------

SALES ............................................  $     71,635   $    181,217

COST OF SALES ....................................        26,621        104,417
                                                    ------------   ------------

GROSS PROFIT .....................................        45,014         76,800
                                                    ------------   ------------

OPERATING EXPENSES:
    Consulting fees ..............................        97,000         97,000
    Salaries and payroll taxes ...................        77,417        313,173
    Professional fees ............................        25,818         65,801
    Other selling, general and administrative ....        14,881        138,177
                                                    ------------   ------------

        Total Operating Expenses .................       215,116        614,151
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................      (170,102)      (537,351)

OTHER EXPENSES:
   Interest expense ..............................        (6,421)        (6,901)
                                                    ------------   ------------

NET LOSS .........................................  $   (176,523)  $   (544,252)
                                                    ============   ============

BASIC AND DILUTED:
      Net Loss Per Common Share: .................  $      (0.01)  $      (0.03)
                                                    ============   ============

      Weighted Common Shares Outstanding .........    15,558,301     15,515,298
                                                    ============   ============

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                             STATEMENT OF CASH FLOWS
                    For the Nine Months Ended March 31, 2002
                                   (Unaudited)

Cash flows from operating activities:
    Net loss ...................................................      $(544,252)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
          Stock option granted .................................         60,000
          Common stock issued for services .....................          4,000

       (Increase) decrease in:
          Accounts receivable ..................................        (26,756)
          Inventory ............................................           (713)
          Due from related party ...............................        (79,301)

       Increase (decrease) in:
          Accounts payable and accrued expenses ................        195,257
                                                                      ---------

Net cash used in operating activities ..........................       (391,765)
                                                                      ---------

Cash flows from investing activities:
          Purchase of property and equipment ...................         (1,919)
                                                                      ---------


Cash flows from financing activities:
          Due to related party .................................         54,679
          Proceeds from loan payable ...........................        275,000
          Proceeds from capital contributions ..................         85,000
                                                                      ---------

Net cash provided by operating activities ......................        414,679
                                                                      ---------

Net increase in cash ...........................................         20,995

Cash at beginning of period ....................................            840
                                                                      ---------

Cash at end of period ..........................................      $  21,835
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest ...................................................      $       -
                                                                      =========
    Income Taxes ...............................................      $       -
                                                                      =========

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Healthcare Network Solutions, Inc. for the period from inception (April 23, 2001) to June 30, 2001 and for the three months ended September 30, 2001 and notes thereto contained in the Report on Form 10-SB, as amended, of Healthcare Network Solutions, Inc. as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

NOTE 2 - LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At March 31, 2002, there were options and warrants outstanding to purchase 4,107,000 shares of common stock, which could potentially dilute future earnings per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 3 - LOAN PAYABLE

         As of March 31, 2002, the Company borrowed $275,000 from a third party. Interest accrues from the date of the note and is payable annually on the unpaid principal at the rate per annum of 10%. The entire outstanding principal balance, together with all unpaid accrued interest, is due and payable on demand. In connection with this loan, the Company was required to issue 40,000 shares of the Company's common stock. In January 2002, these shares were issued.

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

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' DEFICIT

Common stock

         The Company is authorized to issue 50,000,000 shares all of which are common stock, par value $.0001 without cumulative voting rights and without any preemptive rights. The Company issued (through September 30, 2001) 15,500,000 shares for $1,550 to founders of the Company.

         In connection with a loan payable, the Company issued 40,000 shares of the Company's common stock. These shares were valued at fair market value of $.10 per shares and charged to operations.

         In connection with BSTI's spin-off of the Company's common stock to its shareholders, the Company issued an additional 59,252 shares of common stock.

         In March 2002, the Company issued 1,500,000 shares to an officer of the Company for debt amounting to $150,000.

         In March 2002, the Company issued 1,000,000 common shares in connection with the exercise of previously issued stock options. The Company recorded consulting fees of $50,000 representing the exercise price.

Stock options

         Pursuant to August 2001 Board of Directors approval and subsequent stockholder approval, the Company adopted it's 2001 Non-Statutory Stock Option Plan ("Plan") whereby it reserved for issuance up to 9,000,000 shares of its common stock. The Company filed a Registration Statement on Form S-8 so to register those 9,000,000 shares of common stock underlying the aforesaid options.

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.

         The fair value of each option granted to consultants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging from 0% - 260%; risk-free interest rate of 5.00 percent and an expected holding periods of 2 to 5 years.

         On March 29, 2002, the Company granted 100,000 stock options to a director of the Company for services rendered. These options were granted with exercise price of $.05 and expire on March 29, 2007. In connection with these stock options, the Company recorded consulting expense of $10,000 on the date of grant, which is the excess of the current market price of the underlying stock over the exercise price.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

         On March 29, 2002, the Company entered into 12-month consulting agreements and granted an aggregate of 75,000 stock options to consultants for business development and marketing services. These options were granted with exercise price of $.05 and expire on March 29, 2004. Additionally, on March 29, 2002, the Company entered into a 12-month consulting agreement and granted 200,000 stock options to a consultant for business development and marketing services. These options were granted with exercise price of $.15 and expire on March 29, 2004. Additionally, on March 29, 2002, the Company entered into 12-month a consulting agreement and granted 50,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.05 and expire on March 29, 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of ranging of 260 percent; risk-free interest rate of 5.00 percent and an expected holding periods of two to five years. In connection with these options, the company recorded deferred compensation expense of $46,575, which is being amortized into consulting expense over the term of the option.

A summary of outstanding options and warrants at March 31, 2002 are as follows:

                                 Shares
                               Underlying    Range of     Remaining    Average
                                Options/     Exercise    Contractual   Exercise
                                Warrants      Price         Life        Price
                               ----------   ----------   -----------   --------
Outstanding at June 30, 2001            -   $        -        -             -
Granted .....................   5,107,000    0.05-1.00    2-5 years     $0.31
Expired .....................           -            -        -             -
Exercised ...................  (1,000,000)        0.05        -          0.05
                               ----------   ----------    ---------     -----
Outstanding at March 31, 2002   4,107,000   $0.05-1.00    2-5 years     $0.31
                               ==========   ==========    =========     =====

NOTE 6 - RELATED PARTY TRANSACTIONS

         Certain shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2002, amounts due to this shareholder of the Company amounted to $54,679.

         At December 31, 2001, accounts receivable includes receivables from an entity, which is 50% owned by one of the Company's stockholder's and amounted to $102,604. Sales to this entity amounted to $129,714 for the nine months ended March 31, 2002.

         On December 31, 2001, the Company loaned a director of the Company $12,000 payable prior to March 31, 2002. The loan, which was secured by 100,000 common shares of marketable securities, was paid back in March 2002.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 7 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2002, the Company has incurred losses since inception of $569,912 and had a working capital deficiency of $258,091. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and/or obtaining additional equity and/or debt financing. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 8 - SUBSEQUENT EVENT

         On April 30, 2002, the Company granted and immediately exercised 379,710 stock options to employees for services rendered.

         On May 1, 2002, the Company granted and immediately exercised 50,000 stock options to a consultant for services rendered.

         On May 1, 2002, an aggregate of 200,000 stock options were exercised.

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

         To date, the Company has recruited key staff, entered into key vendor relationships with a software company, several personnel companies, medical suppliers, pharmaceutical suppliers, an evidence-based clinical decision support company, a leasing company and entered into four marketing and billing and collection agreements with physician groups in Atlanta, Georgia. In addition, we have fourteen additional physician agreements for services that do not include the marketing component. The Company is targeting physician groups in the vicinity of its Atlanta, Georgia headquarters for its initial marketing effort and has had initial contact with forty additional physician groups, with intended regional and national growth in the first calendar quarter of 2002. Several groups have agreed in principal to enter into agreements with the Company, but no assurance can be given that final agreements will be entered into. The Company just initiated a network marketing campaign that will launch in North Carolina, South Carolina, Alabama, Tennessee, as well as, Georgia. This campaign currently is targeting over 300 practices for specific services identified by initial research. In addition, the Company has currently signed three consulting agreements with large notable healthcare companies. The Company believes that once it develops a track record with physician groups and healthcare companies, it will achieve a satisfactory level of market acceptance.

NINE AND THREE MONTHS ENDED MARCH 31, 2002

         Our operations began on April 23, 2001. Therefore no comparisons can be made to the comparable period in the prior year.

         Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, consulting and staffing services) and the sale of pharmaceutical, lab and medical supplies. Revenues for the three and nine months ended March 31, 2002 were $71,635 and $181,217, respectively. In the prior quarter ended December 31, 2001, we had revenues of $50,505. Our revenues increased by 42% from the previous quarter. We are continuing with our marketing efforts and expect our revenues to increase in subsequent quarters.

         Cost of sales, which includes contract labor, medical and pharmaceutical supplies, and other expenses were $26,621 and $104,417 for the three and nine months ended March 31, 2002, respectively.

         Consulting fees expense was $97,000 for the three and nine months ended March 31, 2002. The increase in consulting fees was attributable to granting and exercise of stock options in the amount of $64,000. Additionally, the Company paid $33,000 to a consultant for investor relation services rendered.

         Salaries and payroll taxes were $77,417 and $313,173 for the three and nine months ended March 31, 2002, respectively. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel and bonuses. During the quarter ended September 30, 2001, we approved and accrued a one time bonus to our CEO of $150,000 in accordance with her employment agreement. Overall our salary and payroll expense is expected to remain constant through June 30, 2002.

         Professional fees were $25,818 and $65,801 for the three and nine months ended March 31, 2002. During the nine months ended March 31, 2002, we incurred legal and accounting fees in connection with the filing of Form 10-SB as filed with the United Sates Securities and Exchange Commission.

         Other selling, general and administrative expenses were $14,881 and $138,177 for the three and nine months ended March 31, 2002 and consisted of expenses such as rent, contract labor, and other operating expenses.

         As a result of these factors, we reported a net loss of $(176,523) or $(.01) per share and a net loss of $(544,252) or $(.03) per share for the three and nine months ended March 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had a stockholders' deficit of $256,172. Since our inception, we have incurred losses of $569,912. Our operations and growth have been funded from loans from third parties amounting to approximately $275,000 and advances by our majority shareholder of $60,000 and capital contributions of $85,000. These funds were used for working capital and capital expenditures.

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

         Net cash used in operations during the nine months ended March 31, 2002 was $(391,765) and was attributable to our loss from operations of $544,252 and increases in assets of $106,770 offset by non-cash compensation of $64,000 and increases in accounts payable of $195,257.

         Net cash provided by financing activities for the nine months ended March 31, 2002 was $414,679. We received cash from a loan payable of $275,000, net proceeds from advances from related parties of $54,679 and $85,000 from capital contributions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.   Changes in Securities and Use of Proceeds

         The Company is authorized to issue 50,000,000 shares all of which are common stock, par value $.0001 without cumulative voting rights and without all preemptive rights. The Company issued to its founders 15,500,000 shares for $1,550.

         In connection with a loan payable, the Company issued 40,000 shares of the Company's common stock.

         In connection with BSTI's spin-off of the Company's common stock to its shareholders, the Company issued an additional 59,252 shares of common stock.

         In March 2002, the Company issued 1,500,000 shares to an officer of the Company for debt amounting to $150,000.

         In March 2002, the Company issued 1,000,000 common shares in connection with the exercise of previously issued stock options.

         On March 29, 2002, the Company granted 100,000 stock options to a director of the Company for services rendered. These options were granted with exercise price of $.05 and expire on March 29, 2007.

         On April 30, 2002, the Company granted and immediately exercised 379,710 stock options to employees for services rendered.

         On May 1, 2002, the Company granted and immediately exercised 50,000 stock options to a consultant for services rendered.

         On May 1, 2002, an aggregate of 200,000 stock options were exercised.

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


HEALTHCARE NETWORK SOLUTIONS, INC.


By: /s/ Sharon Allred                                         May 15, 2002
---------------------------------
Sharon Allred, President, CEO and
Chairman of the Board of Directors


By: /s/ Sondra McGinnis                                       May 15, 2002
-----------------------------------
Sondra McGinnis, Executive Director,
Secretary-Treasurer and Director
and a Director