Form 10KSB
period 2002-06-30
HEALTHCARE NETWORK SOLUTIONS INC
filed 2002-09-30
CIK 1160078

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------     ------------------

         Commission file number 1-16703
                                -------

                       Healthcare Network Solutions, Inc.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

                                    Delaware
                        ---------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   58-2618895
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                   8383 Dunwoody Place, Atlanta, Georgia 30350
                      ------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 770-650-0346
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                    ---------------------------------------
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable
                   ----------------------------------------

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                  Common Stock
                    --------------------------------------

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

           State issuer's revenues for its most recent fiscal year. $264,236 for the 12 months ended June 30, 2002.

           State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Healthcare Network's common stock on September 24, 2002 is approximately $152,000.

           State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 24, 2002, 22,046,062 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

           Transitional Small Business Disclosure Form (check one):

           Yes        No   X
               ----      -----

                                TABLE OF CONTENTS
                                                                            Page

PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property..............................................12

Item 3.  Legal Proceedings....................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............12

Item 6.  Management's Discussion and Analysis or Plan of Operation............13

Item 7.  Financial Statements.................................................14

Item 8.  Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure............................15

PART III

Item 9.  Management...........................................................15

Item 10. Executive Compensation...............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management.......19

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits and Reports on Form 8-K.....................................21

           When used in this Annual Report, the terms "Healthcare Network Solutions," "the Company," "we," and "us" refers to Healthcare Network Solutions, Inc., a Delaware corporation.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

           This report contains forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect", "anticipate," estimate" or "continue" or the negative or other variations of these words or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in any forward-looking statements. We do not have a policy of updating forward-looking statements and thus it should not be assumed that silence over time means that actual events are bearing out as we estimated in any forward-looking statements.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General

           We are a healthcare company focused on providing consolidated services to physician practices and consulting services to other healthcare related companies. Marketing, billing/collections and medication dispensing services are provided to assist physician practices in reducing costs and improving their bottom line. We also offer consulting services to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. While we are conducting research and providing consultative services to healthcare companies we also have the unique ability to beta test products and services for these companies within the contracted physician practices. The collaboration of the two books of business provides a distinct growth opportunity for us. In addition, through collective bargaining, we provide economies of scale for the physician practice for medical supplies, office supplies, medications, injectables and a host of other products and services.

           We were incorporated under the laws of the State of Delaware on April 23, 2001. We were an approximately 52% owned subsidiary of BioSheild Technologies, Inc., (OTCBB- BSTI), with BSTI having acted as incorporator and initially our sole shareholder. In December 2001, 3,649,579 of our common shares owned by BSTI (representing approximating 24% of all issued and outstanding shares) were spun-off to BSTI's shareholders on a one for 10 basis with BSTI retaining 4,453,421 shares of our common stock (or approximately 28% of all then issued and outstanding shares).

STRATEGY

Current Services

Services Provided to Medical Professionals

           Physician practices are set up to provide health care needs to individuals within the community. We provide several administrative and clinical services in order to allow the practices to focus on the clinical growth of the practice. The main components are billing and collections, supply ordering, marketing services and dispensing pre-packaged medication.

Billing and Collecting

           One main concern physicians have for their practice is cash flow. The reimbursement for services rendered creates the operating cash flow for physician practices. When billing is incorrect or reimbursement is tardy, the needed cash flow can drastically diminish resulting in operational difficulties. Insurance payers use a standard format for billing, but each has a different set of specifications that must be met in order to receive the bill electronically. Therefore, many small practices still file many or all their claims manually.

           Proper coding of services rendered is important for proper reimbursement to be compliant with Medicare and Medicaid guidelines. Practices are monitored by the larger payers to determine if coding is accurate. Proper coding can be difficult for the personnel at a small practice, yet is essential for prompt reimbursement and to continue on the provider panels of larger payers.

           We are a distributor for a physician practice management system that has the capability of electronically submitting the claims. Electronic billing decreases the time needed for reimbursement and decreases the number of billing errors. This information is transmitted electronically to the third party vendor. The vendor translates the information into the various specifications required by the insurance payers and submits them electronically for payment of services. The practice only has to talk with one person for all their billing questions and/or problems.

The advantages of offering this service include:

           -          Prompt reimbursements to the practice

           - Proper coding of services which may increase reimbursement and decrease liability for fraudulent claims

           - Ability to write reports to analyze practices patterns of individual physicians

           - Ability to write reports to monitor specific patient populations

           - Decrease hassle of dealing with multiple entities for payment problems

Supply Ordering

           The amount physicians pay for supplies can vary. Small practices do not have the advantage of ordering in bulk to achieve discounts. We offer the smaller practices the ability to "power buy." Small practices can get the same discounts given to larger practices because we purchase the supplies in large quantities to accommodate all the practices. The supplies used by practices for which we will do the purchasing include office supplies, medical/surgical supplies, pharmaceuticals (including injectables), and waste management.
 Each participating practice experiences a savings on equipment, supplies, pharmaceuticals, and waste management.


           The physician practice receives one invoice bi-monthly for all supplies/equipment ordered. Practices not only save money, but time as well with one check for all supplies/equipment ordered and one point of contact for all questions.

Marketing Services

           Physicians typically do not have the time to market their practice to the community, industries or to the insurance payers. We believe that we assist the physicians in growing their practices in a variety of ways.

Marketing to Community

           - Send letters to industries on behalf of the physician to increase awareness of the services offered by the physician practice.

           - Increase participation of the practice in a greater number of insurance panels.

           - Increase community awareness by promoting physicians for speaker panels, community health fairs, etc.

           - Submit applications to the Chambers of Commerce and Better Business Bureaus.

           - Insure physicians are on local lists of physicians and other types of on-line physician finders.

Marketing to Payers

           - Provide ongoing chart review for industry standards and quality standards required by the National Committee for Qualify Assurance, etc.

           -          Provide re-credentialing information to payers.

           - Send requests to be included in provider panels to various payers.

           -          Assist practice in obtaining government contracts.

Marketing to Patients

           - Improve doctor/patient relationships by providing newsletters from the physicians to their patients.

           - Improve patient education by utilizing cutting-edge technology to provide patient education information in office waiting areas.

Dispensing Pre-packaged Medications

           We have contracted with the DRx division of Wellinx, a third-party vendor, to set up practices for the dispensing of pre-packaged medications to their patients. The service includes not only the pre-packaged medications, but additionally an e-prescribing and inventory system. The dispensing of medications creates an additional revenue stream for the practice while increasing patient satisfaction due to the added convenience for the patients. The patient usually prefers to receive the medication at the office rather than drive to a pharmacy and wait for the pharmacist to fill the prescription.

           The addition of evidence-based electronic prescribing allows the physician to have immediate updated information on over 3,300 diagnoses. Also, drug formulary status at the point-of-prescribing eliminates almost all formulary-related callbacks. The ability to quickly review recommended treatment options is also available and accurate prescriptions are printed in seconds or sent electronically to a local pharmacy for those that are not dispensed within the physician's office.

Consulting Services Offered to Healthcare Companies

           We also offer an array of consulting services to new or existing healthcare companies. A wide variety of strategies are developing within healthcare companies who are seeking to develop strong products and services that will produce viable long-term revenue sources. Our consultants work with these organizations to develop business strategies, to provide functional assessments of products and technology, to conduct research and to assist with identifying and creating alliance partners.

Business Plan and Strategy Development

           We work with healthcare companies to review and enhance existing business plans, refine the documents, and create strategies that will rapidly produce organizational growth. In addition, we identify "gap" areas based on current market conditions and compare current and forecasted financials and sales expectations against available industry information.

Product and Technology Functional Assessment

           We conduct user workflow analyses to support product research and development. In addition, we provide competitive functional comparisons to other healthcare companies with similar products and services. The ability to determine the effectiveness of a product based on user input is a valuable cost saving service to organizations. Often products are developed that when tested in the market, prove unable to meet the needs for which they were designed. The ability to test the product thoroughly before release allows the organizations to make any needed changes prior to a commercial release. Through our contracted physician offices, we can beta test products quickly and effectively and provide meaningful feedback.

Partnering/Alliance Programs

           Many healthcare companies make the mistake of trying to develop products that "do it all." This often leads to excessive cash burn and slow release of products to market. We work with healthcare companies to identify potential alliance partners whose products or services can be added to an existing product lines. These alliances may also provide additional revenue sharing opportunities. We work with companies to assess product goals and objectives. We then develop and refine appropriate strategies for alliance partnerships. We also create desirable alliance partner characteristics by screening and conducting due diligence on clients identified as potential alliance partners. We also identify and initiate contacts with other potential alliance partnerships.

Other Management and Research Services

           We help develop contracting models and support contract negotiations. We also perform ad hoc research projects. We have an epidemiologist on staff that can analyze and develop reports from research. We work with large healthcare organizations such as McKesson and pharmaceutical manufacturers to perform large-scale research projects. We believe that we have the unique ability to utilize their contracted physician offices to participate in clinical studies and research projects. These projects often provide our clients with an additional revenue source. The affiliation with our clients assures they will be included in any research initiative that is applicable to their specialty. It has been our experience that healthcare companies, such as pharmaceutical manufacturers, like to work with organizations like us who not only develop protocols, but also quickly recruit physicians and patients to participate in the projects. The collaborative effort we have with our consulting clients and physician practices may lead to additional research opportunities.

Operations to Date

           Since our inception, we have recruited key staff, entered into key vendor relationships with a software company, several personnel companies, medical suppliers, pharmaceutical suppliers, an evidence-based clinical decision support company, a leasing company and entered into four marketing and billing and collection agreements with physician groups in Atlanta, Georgia. We also have 14 additional physician agreements for services that do not include the marketing component. We are targeting physician groups in the vicinity of our Atlanta, Georgia headquarters for initial marketing efforts and have had initial contact with 40 additional physician groups, with intended regional and national growth in the first calendar quarter of 2003. Several groups have agreed in principal to enter into agreements with us, but no assurance can be given that agreements will be finalized.

MARKET

           Healthcare is the single largest sector in the U.S. economy, accounting for more than $1 trillion of spending in 1999, or 14% of the gross national product. Providers of health care are seeking ways to become more efficient. With an overall decrease in the reimbursement of services, healthcare providers are looking for ways to keep their bottom line stable. The uncertainty and continual change in the healthcare market has caused many healthcare entities to also seek assistance. We work in virtually all healthcare settings, including physician practices, medical groups, hospitals, healthcare systems, ancillary service providers and other healthcare-related companies. The services that we provide in any or all of these areas can be tailored or expanded based on discussion and refinement of interests and priorities.

Medical Professionals

           Medical professionals in the U.S. represent a lucrative market of greater than 1 million in number, including doctors, dentists, chiropractors and podiatrists. Physicians are a prime audience for our services.

           Physicians have a strong desire to treat patients and to provide a high degree of quality services. Physicians do not want to struggle with the day-to-day aggravation of running a practice. There are approximately 19,800 group practices in the United States. Out of the 19,800 group practices 46% have only three to five physicians, a target market of over 9,000 practices. The smaller group practice is ideal for us. The ability to leverage power buying as part of a cooperative effort will allow the smaller practice to receive greater discounts and better products and services. Each practice that participates in our cooperative effort becomes a substantial revenue source for the operation of the business. We have a 5% to 10% collective profit on the services provided to the network. In addition to our profits, the physician office will have a significant decrease in overall costs. The initial assessment performed at each physician office site helps us identify the costs that are unusually high and identify areas for increased revenue. We then put together a strategy to provide appropriate level of services while helping to decrease overall costs and drive profitability.

Healthcare Companies

           Many companies that supply products and/or services to healthcare providers and consumers of health care need similar assistance in keeping their bottom line stable in an unstable economy. We assist these companies in attempting to achieve tactical and strategic goals and developing mutually beneficial long-term relationships. There are many strategies developing in the outpatient clinical connectivity market, which include many of the healthcare companies with which we have worked. We believe that there is a tremendous opportunity within this market. We attempt to work with organizations to research the competition and develop long-term sustainable strategies.

Hospitals and Integrated Delivery Systems

           The more than 6,000 hospitals in the nation today are facing tremendous competitive and regulatory issues. Since the majority of the hospitals are community-based with no ownership ties to other institutions, they are struggling to identify ways to increase hospital admissions and outpatient visits, as well as dealing with a shortage of certain skilled healthcare employees. They are constantly developing and implementing strategies for adding new services that attract patients and qualified physicians and staff to their facilities. We seek to help hospitals and integrated delivery systems to determine which services should be offered and also market these services to the community.

Pharmaceutical Companies

           The pharmaceutical industry is expected to reach $150 billion by the year 2003 from its current annual level of $100 billion. We place an emphasis on research. Pharmaceutical companies enlist medical providers to participate in research studies. Our network of providers provides a diverse group for participation in research studies. In addition, we have an epidemiologist on staff to develop protocols, write reports and analyze data and streamline the overall process. Our staff members have extensive backgrounds in working with the pharmaceutical industry to develop compliance and research programs. We will continue to work extensively with the pharmaceutical industry and to extend their projects into our contracted physician offices.

Employers/Coalitions

           The coalition movement is dedicated to making meaningful changes in the local healthcare markets. There are over 100 coalitions that represent 8,000 employers and more than 34 million employees and relatives. Employee coalitions allow the opportunity to call on multiple self-insured employers through one channel. Our research indicated that many of these coalitions are turning to companies like us to provide healthcare services and education to the employees. We have a network of providers to draw upon for health fairs and other healthcare educational opportunities. We also work with the Safety Directors to provide educational speakers and to conduct research on the avoidance of work-related injuries. Employers are also faced with the challenge of finding quality providers in specified geographic areas to treat their employee population for workers compensation injuries and drug screenings. We have worked with industries to develop networks of physicians in these specified geographic regions so all of the employees' needs can be met either near their home or in the general area of the work-site. The employer market is faced with multiple challenges and we believe that they will continue to turn to organizations like ours to develop solutions to meet and overcome these challenges.

DEPENDENCE ON ONE MAJOR CUSTOMER

           During fiscal 2002 and 2001, sales to Toco Hills Urgent Care, a company related through common ownership, amounted to approximately $169,000 or 64% and $56,315 or 100%, respectively. Toco Hills Urgent Care is an affiliate of ours. Please see Item 12. Certain Relations and Related Transactions elsewhere in this report.

COMPETITION

           In each of our service areas, we face significant competition from new companies as well as older established companies which may have far greater resources than we do. We will seek to compete with these companies through offering an integrated array of services tailored to the needs of small physician groups and on price savings basis. Given our relatively small size, limited resources and lack of name recognition, there can be no assurances that we will ever effectively compete within our market segment.

GOVERNMENT REGULATION

           Our business is subject to numerous federal and state laws, a broad range of complex regulations, and programs to combat fraud and abuse and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare and Medicaid) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act of 1997 and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and a number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.

           The healthcare industry is focusing on the impact that regulations governing standards for electronic transactions, privacy and information security issued under HIPAA and implementation timeframes for those regulations might have on their operations and information technology solutions. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to protect the privacy of any patient's medical information. HIPAA regulations (those proposed and those already final) identify certain standards for both human processes and automated processes and systems for anyone handling patient medical information and are focused around three areas: electronic transaction processing, patient privacy and patient data security.

           While we believe we materially comply with all applicable regulations, we cannot guarantee you that our opinion is correct. If we fail to comply with one or more of these government regulations which are applicable to our business, we could be subject to fines and/or an order of cessation of our business activities. Any such fines or order would have a material adverse affect on our results of operations and liquidity.

           On August 17, 2000, the Department of Health and Human Services (HHS) finalized new transaction standards which will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and equivalent encounter information, health care payment and remittance advice, and health claim status. Compliance with these standards is required by April 14, 2003. We are unable to predict at this time what effect compliance with these standards will have on our business in the future.

INTELLECTUAL PROPERTY

           To protect our proprietary rights, we rely generally on confidentiality agreements with employees and third parties, and agreements with consultants and vendors, although we have not signed such agreements in every case. These steps may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

EMPLOYEES

           We have four full-time employees, two of whom are engaged in administrative, billing, research and client service activities, and two of whom, Ms. Allred and Ms. McGinnis, provide services in their capacities as our officers. Additionally, from time to time we engage consultants and part-time contract employees on an as and when needed basis.

RISK FACTORS

           An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this Annual Report before deciding to invest in our common stock.

We have only a limited operating history and have not operated profitably since commencement of operations.

           Our operations have never been profitable. We have incurred net losses since inception through June 30, 2002 of $1,045,062, and it is expected that we will continue to incur operating losses in the future. In fiscal 2002, we generated revenues of $264,236 and had a net loss of $1,019,402. As of June 30, 2002, we had a working capital deficit of $352,844. There is no assurance that we will operate profitably in the future.

           Our independent auditors have added an explanatory paragraph to their audit opinion, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future revenues are unpredictable.

           As a result of our limited operating history and the highly competitive market in which we compete, we are unable to accurately forecast our revenues. Revenues and operating results generally depend on the volume of, timing of and ability to fulfill services, and competitive conditions, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

We will need to raise additional funds to provide sufficient working capital to continue our operations. If we are unable to raise additional capital, our results of operations will be materially adversely affected.

           As described above, the report of our independent auditors for fiscal 2002 contains a qualification as to our ability to continue as a going concern. We will need to raise additional capital or our ability to continue our operations, implement our business strategy and to generate any significant revenues will be adversely affected. The amount of additional capital we require is based upon a number of factors, including the level of our continuing revenues and costs associated with the marketing of our services. Even if we raise additional capital, we cannot guarantee you that we will ever generate any significant revenues or report profitable operations. In addition, our business plan may change or unforeseen events may occur which require us to raise additional funds.

           We do not presently have any agreements or understanding with third parties which will enable us to raise additional capital. Given our relatively small size, history of losses and overall weakness in the capital markets, we are unsure as to our ability to raise additional working capital. Even if we locate a source willing to invest in our company, additional funds may not be available on terms acceptable to us or when we need such funds. The unavailability of additional funds when needed is likely to have a material adverse effect on us. If adequate funds are not available to satisfy short-term or long-term requirements, our management will be required to consider a variety of other options including curtailing the development and growth of the services we propose to offer, as well as other cost cutting actions, including suspending all or a portion of our activities.

           If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Healthcare Network held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our inability to raise the additional funds need will have a material adverse affect on our results of operations in future periods.

We are presently dependent on the revenues from one client which is an affiliate of ours.

           For fiscal 2002 and 2001, one client represented 64% and 100%, respectively, of our revenues. This client also accounted for 75% of our accounts receivable at June 30, 2002. This client is an affiliate of ours. Please see Item 12. Certain Relationships and Related Transactions appearing elsewhere in this report. We believe the accounts receivable is fully collectible. While we are actively seeking to expand our client base and remove our dependence on this client, if we were to lose those revenues before we are able to broaden our client base, our results of operations and liquidity in future periods would be materially adversely affected.

Fluctuations in our operating results may adversely affect our stock price and purchasers of our shares of common stock may lose all or a portion of their investment.

           Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

           - the announcement or introduction of new services and products by us and our competitors;

           - our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

           - the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

           -          increased government regulation; and

           - general economic conditions and economic conditions specific to the healthcare industry.

           As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected. In addition, the stock market in general and the market prices for healthcare related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

If we lose our key personnel or are unable to attract and retain additional personnel, our ability to compete would be harmed.

           We are highly dependent on our management, in particular Ms. Sharon Allred, our Chairman of the Board, CEO and President. We are parties to employment agreements with these individuals, if for any reason we should be deprived of their services our business would be adversely affected until we could find a suitable replacement.
 In addition, in order to pursue our product development, marketing and commercialization plans, we will need to hire additional qualified personnel with expertise in sales and marketing, and finance. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. Our inability to attract and retain qualified personnel could harm our business and our ability to compete.

We do not intend to pay dividends.

           We have never paid any dividends on our common stock and it is unlikely that we will pay any dividends in the foreseeable future due to our anticipated substantial cash requirements for future operations. We anticipate using any proceeds of investments in us and any earnings received from operations for the marketing, development and expansion of our proposed business, for operating capital and for corporate development and expansion activities.

Our common stock is regulated as a "penny stock" by the Securities and Exchange Commission.

           We are subject to additional regulation by the Securities and Exchange Commission under its rules regulating broker-dealer practices in connection with transactions in "penny stocks." This type of regulation may reduce the level of trading activity or your ability to sell the common stock. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. The penny stock rules require a broker-dealer, prior to a transaction in a regulated penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide information concerning his compensation for the penny stock purchase, current prices of the penny stock, and a special written determination that the penny stock is a suitable investment for the purchaser.

The market for our common stock is poorly developed. Purchasers of our securities should anticipate a thin and volatile market. Investors that purchase our common stock may not be able to sell their securities.

           Our common stock is currently quoted on the OTCBB. There are many days when our common stock does not trade at all. The spread between the quoted bid and ask prices is usually great. As a result of the thinly traded nature of our common stock and lack of market support by brokers or dealers, purchasers of our shares may have great difficulty in liquidating their investments.

ITEM 2.    DESCRIPTION OF PROPERTY.

           We are located in the Northridge 400 Office Park at 8383 Dunwoody Place in Atlanta, Georgia. The office contains approximately 960 square feet and was initially subject to a six-month lease requiring monthly base rental payments of $1,200 which expired on September 30, 2001. We continue to occupy these premises on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS.

           We are not a party to any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Our common stock was quoted on the Pink Sheets from November 2001 until it was approved for quotation on the OTCBB on January 4, 2002 under the symbol HNWS. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

                                           High                 Low

November 2001 to December 31, 2001         $0.01                $0.00
January 1, 2002 to March 31, 2002          $0.25                $0.05
April 1, 2002 to June 30, 2002             $0.22                $0.015

           On September 24, 2002 the last sale price of our common stock was $0.011. As of September 1, 2002, there were approximately 181 record owners of our common stock.

Dividend Policy

           We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

           The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

           We were incorporated under the laws of the State of Delaware on April 23, 2001. Through December 2001, we were a 52% owned subsidiary of BioShield Technologies, Inc. (OTCBB- BSTI), with BSTI having acted as incorporator and having initially been our sole shareholder. During December 2001, 3,646,579 of our common stock owned by BSTI (which represented approximating 24% of all issued and outstanding shares) were spun-off to BSTI's shareholders on a one for 10 basis with BSTI retaining 4,453,421 shares (or approximately 28% of all then issued and outstanding shares).

           We are in the business of providing consolidated non-medical services to physician practices and consulting services to other healthcare related companies, particularly those physicians in small (five and under) practice groups. Marketing, billing and dispensing services are provided to assist physician practices in reducing costs and improving their bottom line. We also offer consulting services to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. The collaboration of the two books of business provides a distinct growth opportunity. We receive revenues from consulting fees, management and marketing fees, a percentage of collections and a percentage of gross profit on all services provided. We focus on developing services that meet the high demands of our customer base. We believe that this attention and the high level of customer satisfaction leaves us positioned for sales and revenue growth.

FISCAL YEAR ENDED JUNE 30, 2002

           Our operations began on April 23, 2001 and, accordingly, our results for the fiscal year ended June 30, 2001 only reflected approximately two months of operations. As a result, we do not believe any meaningful comparisons can be made between the results of our operations for fiscal 2002 to those of fiscal 2001. As a result, the following discussion centers on a review of our operations for fiscal 2002.

           Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, consulting and staffing services) and the sale of pharmaceutical, lab and medical supplies. Revenues for the fiscal year ended June 30, 2002 were $264,236. We are continuing with our marketing efforts and believe that our revenues for fiscal 2003 will exceed those of fiscal 2002.

           Cost of sales, which includes contract labor, medical and pharmaceutical supplies, and other expenses were $136,854 for the fiscal year ended June 30,2002.

           Consulting fees expense, which was a non-cash expense, was $389,600 for the fiscal year ended June 30, 2002. The increase in consulting fees was attributable to granting and exercising of stock options.

           Salaries were $408,087 for the fiscal year ended June 30, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel and bonuses. During the quarter ended September 30, 2001, we approved and accrued a one-time bonus to our CEO of $150,000 in accordance with her employment agreement. This bonus was paid to Ms. Allred in a non-cash transaction in the form of 1,500,000 shares of our restricted common stock valued at $0.10 per share. Overall our salary expense is expected to remain constant.

           Professional fees were $91,290 for the fiscal year ended June 30, 2002. During the year ended June 30, 2002, we incurred legal and accounting fees in connection with the filing of Form 10-SB as filed with the United States Securities and Exchange Commission.

           Other selling, general and administrative expenses were $243,976 for the fiscal year ended June 30, 2002 and consisted of expenses such as rent, contract labor, and other operating expenses.

           As a result of these factors, we reported a net loss of $(1,019,402) or $(.06) per share for the fiscal year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2002, we had a stockholders' deficit of $351,025. Since our inception, we have incurred losses of $1,045,062. Our operations and growth have been funded from loans from third parties amounting to approximately $275,000 and advances by our majority shareholder of $57,000 and capital contributions of $85,000. These funds were used for working capital and capital expenditures.

           Net cash used in operations during the fiscal year ended June 30, 2002 was $(410,561) and was attributable to our loss from operations of $1,019,402 and increases in assets of $167,730 offset by non-cash compensation of $418,681 and increases in accounts payable and accrued expenses of $334,487.

           Net cash provided by financing activities for the fiscal year ended June 30, 2002 was $417,310. We received cash from a loan payable of $275,000, net proceeds from advances from related parties of $57,310 and $85,000 from capital contributions.

           We have no material commitments for capital expenditures. Other than cash generated from our operations and loans from third parties and related parties, we currently have no additional sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee you that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing could have a material adverse effect on our financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

           The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 9.  MANAGEMENT

           Our directors and executive officers are as follows. Our directors serve until the next annual meeting of our stockholders and our officers hold their positions at the pleasure of the board of directors, subject to the terms of their employment agreements which are described elsewhere herein There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

           Name                  Age    Positions Held

           Sharon Al1red         42     President/CEO and Chairman of the Board

           Sondra McGinnis       49     Executive Director, Secretary, Treasurer

           Timothy C. Moses      45     Director

           Kevin F. Smith M.D.   43     Director

           Sharon Allred. Ms. Allred has served as our President, CEO and Chairman of the Board of Directors since September 2001. She has worked in various executive management positions in the healthcare industry, including through her own clinical consulting firm, Innovative Clinical and Consulting Services LLC, which she founded in January 2001. She was Executive Vice President of Sales at eMD from August 1999 until December 2000, where she was responsible for sales and implementation of a comprehensive end-to-end medication management solution for physicians. She was also at Healtheon/WebMD from June 1997 until August 1999 where she was responsible for national sales and deployment. She has also held positions with Provident/Healthsource ,United Healthcare and Wellport Health Plan. She has approximately 20 years of healthcare experience.

           Sondra McGinnis. Ms. McGinnis has served as our Executive Director, Secretary and Treasurer and a member of our Board of Directors since April 2001, and provided pre-organization assistance to us from March 2001 until our formation.. She is a licensed RN with Masters Degrees in Health Administration and Business Administration. She served as Manager of Quality and Utilization for Wellport Health Plan, a health maintenance organization, from June 1995 to February 1998 and has experience in provider relations, case management, provider billing, technical clinical solutions, regulatory compliance, contracting and negotiating. Ms. McGinnis has worked in many areas in the healthcare delivery system including hospitals, home health care, physician practices, managed care, and healthcare technology companies. She served as a senior account executive for Healtheon/WebMD from February 1998 to March 2000 and a senior account executive for eMD from March 2000 until December 2000. She has approximately 17 years of healthcare experience.

           Kevin F. Smith, M.D. Dr. Smith has been a member of our Board of Directors since April 2001.. He has over 16 years of healthcare experience. Dr. Smith has held a number of positions in the field of occupational health and safety. He grew his practice to become the largest provider of occupational health in the state of Iowa and eventually merged that practice into Concentra. In addition, Dr. Smith served as medical director for Georgia HealthSouth Medical Clinics. He is Board Certified in the field of occupational health and has served on the faculty of Yale, Drake and Emory University. Dr. Smith has been a Director of BSTI since March 2001.

           Timothy C. Moses. Mr. Moses has been a member of our Board of Directors since April 2001. Mr. Moses is a Director and founder of BioShield Technologies, Inc., and has served as its Chairman, President, and Chief Executive Officer, and Director of Marketing and Sales since founding the company. For over a decade, Mr. Moses has been an independent businessman and entrepreneur. His career has spanned from sales and marketing to Director of Securities and Investment. He has developed knowledge in the chemical and chemical siloxane industry and business since leaving his former employer, Dow Corning Corporation in 1986. As President of his former company, DCI, Inc. a silicone and siloxane based Technology Company; Mr. Moses was instrumental in seeking and the raising of investment capital as well as Director of Marketing and Sales to clients on a direct basis. Mr. Moses is also a co-inventor of three inventions for which patent applications have been filed by BSTI its core antimicrobial technologies. Mr. Moses is a graduate of a division of Georgia Institute of Technology where he received his B.S. degree in 1980.

Compliance with Section 16(a) of the Exchange Act

           Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended June 30, 2002, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 20, 2002.

ITEM 10.   EXECUTIVE COMPENSATION  SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

           The table below sets forth information relating to the compensation paid by us during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2002 and 2001 (the "Named Executive Officers").

                                                   Annual                                   Long-Term
                                                Compensation                              Compensation
                                        ----------------------------------   ---------------------------------------
                                                                             Restricted    Securities
                                                             Other Annual      Stock      Underlying       All
Name and Principal                       Salary     Bonus     Compensation      Awards      Options        Other
Position                 Fiscal Year       ($)       ($)          ($)            ($)        SAR (#)     Compensation
------------------       -----------    --------   -------    ------------   -----------    ------      ------------
Sharon Allred,               2002       $150,000   $47,500     $     -0-     $150,000(1)    400,000          -0-
President and
Chief Executive Officer      2001       $    -0-   $   -0-     $     -0-     $    -0-         -0-            -0-


(1) Represents value of 1,500,000 shares of our restricted common stock issued to her, valued at $0.10 per share.

EMPLOYMENT AGREEMENTS

           On September 1, 2001 we entered into three-year employment agreements with Sharon Allred, our President and Sondra McGinnis, our Secretary-Treasurer.

           Ms. Allred's employment agreement provides for a first year annual base salary of $150,000, which is subject to an annual increase of at least 5%. She was entitled to a one-time signing bonus upon the execution of the agreement of $150,000 payable in cash or stock at her discretion (we issued her 1,500,000 shares of our common stock as described in the foregoing table), and an annual bonus equal to at least 30% of her then base salary, but not exceeding 100% of her annual base salary, payable in cash or stock at her discretion, no longer than 90 days from the end of the fiscal year, together with certain additional performance bonuses. We agreed to provide her with certain benefits, including tax reimbursement payments, health and life insurance, sick leave, participation in such disability and retirement programs as we may adopt, expense reimbursement, moving and relocation expenses and other such benefits as we may provide to our senior management from time to time. We also agreed to maintain a directors and officers liability policy of at least $5 million during the term of her employment, and provide her at our expense with a key man life insurance policy of $1.5 million.

           We may terminate the agreement with Ms. Allred upon her death or disability or either with or without cause, and she may terminate the agreement for "good reason" as defined in the agreement, which includes a change of control of our company. If we terminate her for cause, the cause must first have been adjudicated by a court. Depending upon the reason for the termination, we may be liable to Ms. Allred for severance payment equal to her total compensation package through the end of the term of the agreement.

           Ms. McGinnis' employment agreement provides for a salary of $75,000 annually, and she is entitled to participate in our stock option plan, bonus, participation or extra compensation plans as we may adopt. We provide her with participation in our group insurance program and reimbursement for business expenses. The agreement is terminable by us for cause.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

           The following table sets forth information concerning individual grants of options made during Fiscal 2002 to the Named Executive Officers.

                                     % of Total
                 Number of Shares    Options Granted  Exercise or
                 Underlying Options  to Employees in  Base Price   Expiration
                 Granted (#) (1)     Fiscal Year      ($/Sh)       Date
                 ------------------  ---------------  -----------  -------------
Sharon Allred    582,310             6.58%            $0.05        November 2006

Sondra McGinnis  763,670             8.63%            $0.05        November 2006


                    AGGREGATE OPTION EXERCISES IN YEAR ENDED
                    JUNE 30, 2002 AND YEAR-END OPTION VALUES

                                                                       No. of Securities
                                                                       -----------------
                                                       Underlying Unexercised         Value of Unexercised
                                                             Options At              In-the-money Options At
                      Shares                               June 30, 2002                  June 30, 2002
                      Acquired                             -------------                  -------------
Name                  On Exercise   Value Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------     -----------   --------------   ---------------------------   -----------   -------------
Sharon Allred (1)     100,000         (1)300,000                  -0-                    -0-        300,000


(1) Ms. Allred was granted options to purchase 400,000 shares of our common stock at an exercise price of $0.05 per share. At June 30, 2002 she had exercised options to purchase 100,000 of those shares, but has not sold the shares. Accordingly, she is unable to determine the value realized from such exercise as of the date hereof. The fair market value of our common stock on June 30, 2002 was $0.011 per share, accordingly, all remaining options are not in the money.

Stock Option Plan

           Pursuant to August 2001 Board of Directors approval and subsequent stockholder approval, we adopted our 2001 Non-Statutory Stock Option Plan ("Plan") whereby we reserved for issuance up to 9,000,000 shares of our common stock. In November 2001 we filed a registration statement on Form S-8 registering the shares of common stock issuable upon the exercise of options granted under the Plan. At September 30, 2002 there are options to acquire 3,807,000 shares of our common stock at exercise prices ranging from $0.05 to $1.00 per share.

           The principal terms of the Plan are summarized below but it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan.

           The purpose of the Plan is to provide our directors, officers and employees of, consultants, attorneys and advisors with additional incentives by increasing their ownership interest in our company. Directors, officers and other employees of our company are eligible to participate in the Plan. The Plan provides for the issuance of non-incentive options (NSOs) only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended. Our Board of Directors or a Compensation Committee (once established) administers the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

           The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect until terminated by the Board of Directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table provides certain information regarding our common stock beneficially owned as of September 15, 2002 by: (1) each person who is known by us to own beneficially 5% or more of our common stock; (2) each of our executive officers and directors; and (3) all of our executive officers and directors as a group. In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of September 15, 2002, there were 22,046,062 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 8383 Dunwoody Place, Atlanta, Georgia 30350.

Name and Address of               Number of Shares of Common Stock
the Beneficial Owner                   Beneficially Owned           Percentage %
--------------------------------------------------------------------------------

Sharon Allred                            3,800,900 (1)                  16.42%

Sondra McGinnis                            515,000(4)                    2.2%

BioShield Technologies, Inc.             4,453,421                      19.24%
4405 International Blvd., Suite B-109
Norcross, GA 30093

Timothy C. Moses                         2,217,200 (2)                   9.58%
405 N. Errol Court
Atlanta, GA 30327

Kevin F. Smith MD                        2,221,500 (3)                   9.60%
5525 New Wellington Close
Atlanta, GA 30327

John LLC                                 1,400,000                       6.05%
c/o Gary B. Wolff PC
805 Third Ave.
New York, NY 10022

All executive officers and directors
 as a group (four persons)               8,238,700                      35.59%
--------

(1) Sharon Allred holdings include stock options to acquire 300,000 shares of common stock.

(2) Tim Moses holdings are beneficially owned by M5 Trust Fund and include stock options to acquire 400,000 shares of common stock.

(3) Kevin Smith MD holdings are beneficially owned by Domus Trust Fund, his wife Rodothea Smith, and others and include stock options to acquire 300,000 shares of common stock.

(4) Includes shares issuable upon an option to purchase 515,000 shares of common stock at an exercise price of $0.05 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           We were formed in April, 2001. In connection with our formation, BSTI purchased at par value 8,100,000 shares of our common stock. Thereafter and prior to June 30, 2001 an aggregate of 7,400,000 shares of our common stock were issued at par value to the following persons and/or firms for a consideration of par value per share:

                      Name                           No. of Shares
                      ----                           -------------
                      Sharon Allred                    1,800,000
                      Domus Trust Fund                 1,800,000
                      M5 Trust Fund                    1,800,000
                      John LLC                         1,400,000
                      Gary B. Wolff                      600,000

           Through June 2001, BSTI made a capital contribution to us in the sum of $13,190. During fiscal 2002, it made a capital contribution to us of $85,000.

           We have a management agreement with Toco Hills Urgent Care. Kevin F. Smith, M.D., a member of our Board of Directors, is the physician practitioner at Toco Hills Urgent Care and Sharon Allred, our president and CEO, is a 50% owner of said company. During fiscal years 2002 and 2001, sales to Toco Hills Urgent Care amounted to approximately $169,000 and $56,315, respectively.

           From time to time BSTI has advanced funds to us for working capital. These amounts are non-interest bearing, unsecured and are payable on demand. At June 30, 2002 the amounts outstanding under these loans was $57,310. .

           During May and June 2002 we issued an aggregate of 696,810 shares of our common stock to certain of our employees, including Ms. Allred and Ms. McGinnis, as payment for accrued salaries. The shares were valued at $0.05 per share.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

3.1        Registrant's Certificate of Incorporation(1)

3.2        Registrant's Amended and Restated Bylaws(1)

10.1       2001 Non Statutory Stock Option Plan(2)

10.2       Employment Agreement between the Registrant and Sharon Allred(1)

10.3       Employment Agreement between the Registrant and Sondra McGinnis(1)

99.1       CEO and Principal Accounting and Financial Officer Certification

-----------
(1) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-SB as filed on September 27, 2001.

(2) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form S-8 as filed on November 30, 2001.

(b)        Reports on 8-K

           None

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on September 30, 2002.

                                       Healthcare Network Solutions, Inc.
                                       By: /s/ Sharon Allred
                                           ------------------------
                                           Sharon Allred
                                           Chief Executive Officer and President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated above.

SIGNATURE                       TITLE                         DATE

/s/ Sharon Allred               Chief Executive Officer,      September 30, 2002
-----------------------         President, Chairman of the
Sharon Allred                   Board of Directors and
                                Principal Accounting and
                                Financial Officer

/s/ Sondra McGinnis             Executive Director,           September 30, 2002
-----------------------         Secretary and Treasurer
Sondra McGinnis

/s/Timothy C. Moses             Director                      September 30, 2002
-----------------------
Timothy C. Moses

/s/ Kevin F. Smith              Director                      September 30, 2002
-----------------------
Kevin F. Smith

                               HEALTHCARE NETWORK
                                 SOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page No.


Report of Independent Auditors'..............................................F-2

Balance Sheet - June 30, 2002................................................F-3

Statements of Operations - For the year ended June 30, 2002 and for the period from April 23, 2001 (Inception) through June 30,
         2001................................................................F-4

Statements of Stockholders' Deficit - For the period from April 23, 2001
         (Inception) through June 30, 2001 and for the year ended June 30,
         2002................................................................F-5

Statements of Cash Flows - For the year ended June 30, 2002 and for the period from April 23, 2001 (Inception) through June 30, 2001...............F-6

Notes to Financial Statements........................................F-7 to F-15

                         REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and Stockholders' of Healthcare Network Solutions, Inc.

         We have audited the accompanying balance sheet of Healthcare Network Solutions, Inc. as of June 30, 2002 and the related statements of operations, stockholders' deficit and cash flows for the fiscal year ended June 30, 2002 and for the period from April 23, 2001 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Network Solutions, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the fiscal year ended June 30, 2002 and for the period from April 23, 2001 (inception) through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       Sherb & Co., LLP
                                       Certified Public Accountants

New York, New York
September 25, 2002

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                  BALANCE SHEET
                                 June 30, 2002


                                     Assets

Current assets:
   Cash ..........................................................  $     5,670
   Accounts receivable (including related
      party receivable of $124,488) ..............................      167,018
   Inventories ...................................................          712
                                                                    -----------

           Total current assets ..................................      173,400

Property and equipment (net of accumulated depreciation of $100) .        1,819
                                                                    -----------

           Total assets ..........................................  $   175,219
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable .................................................  $   275,000
   Accounts payable and accrued expenses .........................      193,934
   Due to related party ..........................................       57,310
                                                                    -----------

           Total current liabilities .............................      526,244
                                                                    -----------

Stockholders' deficit:
   Common stock ($0.0001 par value; 50,000,000 authorized shares;
       22,046,062 shares issued and outstanding) .................        2,205
   Additional paid-in capital ....................................      726,763
   Accumulated deficit ...........................................   (1,045,062)
   Deferred compensation .........................................      (34,931)
                                                                    -----------

           Total stockholders' deficit ...........................     (351,025)
                                                                    -----------

           Total liabilities and stockholders' deficit ...........  $   175,219
                                                                    ===========

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                                 For the Period
                                                For the Year     from Inception
                                                   Ended        (April 23, 2001)
                                               June 30, 2002    to June 30, 2001
                                                ------------      -------------
NET SALES (including related party sales of
    $169,111 and $56,317 in 2002 and 2001,
    respectively) ............................  $    264,236       $     56,317

COST OF SALES ................................       136,854             47,454
                                                ------------       ------------

GROSS PROFIT .................................       127,382              8,863
                                                ------------       ------------

OPERATING EXPENSES:
    Consulting fees ..........................       389,600                -
    Salaries .................................       408,087             30,069
    Professional fees ........................        91,290                230
    Other selling, general and administrative        243,976              4,224
                                                ------------       ------------

        Total Operating Expenses .............     1,132,953             34,523
                                                ------------       ------------

LOSS FROM OPERATIONS .........................    (1,005,571)           (25,660)

OTHER EXPENSES:
   Interest expense ..........................       (13,831)               -
                                                ------------       ------------

NET LOSS .....................................  $ (1,019,402)      $    (25,660)
                                                ============       ============

BASIC AND DILUTED:
      Net Loss Per Common Share: .............  $      (0.06)      $      (0.00)
                                                ============       ============

      Weighted Common Shares Outstanding .....    16,645,767         15,500,000
                                                ============       ============

                See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                       STATEMENTS OF STOCKHODERS' DEFICIT
           For the Period from Inception (April 23, 2001) to June 30,
                   2001 and For the Year Ended June 30, 2002

                                             Common Stock          Additional
                                         -----------------------    Paid-In     Accumulated     Deferred
                                           Shares       Amount      Capital       Deficit     Compensation     Total
                                         ----------  -----------   ----------   -----------   -----------   -----------
Balance, April 23, 2001 (Inception) .....       -    $       -     $      -     $       -     $       -     $       -

Sale of common stock ....................15,500,000        1,550          -             -             -           1,550

Capital contribution ....................       -            -         13,190           -             -          13,190

Net loss for the period from inception
 (April 23, 2001) to Jun- 30, 2001 ......       -            -            -         (25,660)          -         (25,660)
                                         ----------  -----------   ----------   -----------   -----------   -----------

Balance, June 30, 2001 ..................15,500,000        1,550       13,190       (25,660)          -         (10,920)

Capital contribution ....................       -            -         85,000           -             -          85,000

Shares issued for debt .................. 1,500,000          150      149,850           -             -         150,000

Exercise of stock options ............... 4,946,810          495      245,058           -             -         245,553

Common stock options and warrants granted       -            -        229,675           -         (34,931)      194,744

Common stock issued for services ........    40,000            4        3,996           -             -           4,000

Additional shares issued in connection
  with spin-off .........................    59,252            6           (6)          -             -             -

Net loss for the year ended June 30, 2002       -            -            -      (1,019,402)          -      (1,019,402)
                                         ----------  -----------   ----------   -----------   -----------   -----------

Balance at June 30, 2002 ................22,046,062  $     2,205   $  726,763   $(1,045,062)  $   (34,931)  $  (351,025)
                                         ==========  ===========   ==========   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                    For the Period
                                                                                   For the Year     from Inception
                                                                                       Ended       (April 23, 2001)
                                                                                   June 30, 2002   to June 30, 2001
                                                                                    -----------       -----------
Cash flows from operating activities:
    Net loss .................................................................      $(1,019,402)      $   (25,660)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation .......................................................              100               -
          Consulting fees and non-cash compensation from stock options granted          194,744               -
          Consulting fees recognized upon exercise of stock options ..........          219,937               -
          Consulting fees recognized from common stock issued for services ...            4,000               -

       (Increase) decrease in:
          Accounts receivable ................................................         (167,018)              -
          Inventories ........................................................             (712)              -
          Due from related party .............................................           23,303           (23,303)

       Increase in:
          Accounts payable and accrued expenses ..............................          334,487            35,063
                                                                                    -----------       -----------

Net cash used in operating activities ........................................         (410,561)          (13,900)
                                                                                    -----------       -----------

Cash flows from investing activities:
          Purchase of property and equipment .................................           (1,919)              -
                                                                                    -----------       -----------

Cash flows from financing activities:
          Due to related party ...............................................           57,310               -
          Proceeds from loan payable .........................................          275,000               -
          Proceeds from issuance of common stock .............................              -               1,550
          Proceeds from capital contributions ................................           85,000            13,190
                                                                                    -----------       -----------

Net cash provided by financing activities ....................................          417,310            14,740
                                                                                    -----------       -----------

Net increase in cash .........................................................            4,830               840

Cash at beginning of period ..................................................              840               -
                                                                                    -----------       -----------

Cash at end of period ........................................................      $     5,670       $       840
                                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest .................................................................      $       -         $       -
                                                                                    ===========       ===========
    Income Taxes .............................................................      $       -         $       -
                                                                                    ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for accrued salaries .................................      $   175,616       $       -
                                                                                    ===========       ===========

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Healthcare Network Solutions, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 23, 2001. Through November 2001, the Company was a 52% owned subsidiary of BioShield Technologies, Inc., (OTCBB-
BTSI); BSTI having acted as incorporator and having initially been the sole shareholder of the Company. During December 2001, 3,646,579 of the Company's shares owned by BSTI (approximating 24% of all then issued and outstanding shares) were spun-off to BTSI's shareholders on a one for ten basis with BTSI retaining 4,453,421 shares (approximately 28% of all then issued and outstanding shares).

The Company is a healthcare company focused on providing consolidated services to physician practices and consulting services to other healthcare related companies. Marketing, billing and dispensing services are provided to assist physician practices in reducing costs and improving their bottom line. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. While the Company is conducting research and providing consultative services to healthcare companies, they also have the unique ability to beta test products and services for these companies within their contracted physician practices. Also through collective bargaining, the Company provides economies of scale for the physician practice for medical supplies, office supplies, medication, injectables and a host of other products and services.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Account Receivables

All accounts receivables are deemed collectable at June 30, 2002.

Inventories

Inventories are stated on a first in, first out (FIFO) basis at the lower of cost or market.

Property and equipment

Property and equipment is recorded at cost and is comprised primarily of computer and office equipment. The Company uses the straight-line method of depreciation. Depreciation is provided based upon useful lives of the respective assets, which generally have lives of three to five years. Maintenance and repairs are charged to expense as incurred.

Revenue recognition

Revenues from product sales are recognized upon the later of shipment or final acceptance. Revenues from services are recognized as services are provided. Deferred revenue is recorded when the Company receives customer payments before shipment and/or acceptance or before service revenues are earned.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Research and development

Research and development costs are expensed as incurred.

Stock based compensation

The Company has adopted the disclosure requirements under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Loss per common share

Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities such as potentially dilutive securities including "in-the-money" stock options and warrants. During fiscal 2002 and 2001, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive.

Income taxes

Deferred taxes are provided on an asset and liability method for temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard will not have a material effect on our financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2002, the Company has a negative working capital of $352,844, a stockholders' deficit of $351,025 and has experienced losses of $1,045,062 since its inception. There is substantial doubt that it will be able to continue as a going concern without additional funding. Management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 3 - INVENTORIES

At June 30, 2002, inventories, consisting of medical supplies, are stated at the lower of cost or market utilizing the first-in, first-out method.


NOTE 4 - NOTES PAYABLE

In January 2002, the Company borrowed $275,000 from third parties under various loan agreements. Interest accrues from the date of the note and is payable annually on the unpaid principal at the rate per annum of 10%. Any overdue payment of principal on these notes bears interest at fifteen percent (15%) per annum until paid. The entire outstanding principal balance, together with all unpaid accrued interest was due in April 2002. As of June 30, 2002, the Company is in default of these notes. In connection with this loan, in January 2002, the Company issued 40,000 shares of the Company's common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company, from time-to-time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2002, amounts due to these shareholders amounted to $57,310.

NOTE 6 - CONCENTRATION OF CREDIT RISK

During the year ended June 30, 2002 and for the period from April 23, 2001 (inception) to June 30, 2001, a customer related through common ownership accounted for 64% and 100% of the Company's sales, respectively. This customer also accounted for 75% or $124,488 of the Company's outstanding accounts receivable at June 30, 2002.

NOTE 7 - STOCKHOLDERS' DEFICIT

Common stock

The Company is authorized to issue 50,000,000 shares all of which are common stock, par value $.0001 without cumulative voting rights and without any preemptive rights. The Company issued (through September 30, 2001) 15,500,000 shares for $1,550 to founders of the Company.

In connection with a loan payable, the Company issued 40,000 shares of the Company's common stock. These shares were valued at fair market value of $.10 per share and charged to operations.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Common stock (continued)

In connection with BSTI's spin-off of the Company's common stock to its shareholders, the Company issued an additional 59,252 shares of common stock.

In March 2002, the Company issued 1,500,000 shares to an officer of the Company for debt amounting to $150,000 in connection with a signing bonus (See Note 9).

In March 2002, the Company issued 1,000,000 common shares in connection with the exercise of previously issued stock options. Since the Company did not receive any cash for the exercise of these options, the Company recorded consulting expense of $50,000 based on the exercise price of the stock options granted ($0.05 per share).

In May and June 2002, the Company issued 696,810 common shares in connection with the exercise of stock options to four employees/officers for payment of past wages and for services rendered amounting to $25,617 and $7,436, respectively. The Company valued the shares at the fair market value or $0.05 per share.

In June 2002, the Company issued an aggregate of 200,000 shares of its common stock upon the exercise of the equivalent number of options at $0.05 per share equally to an officer and to a director of the Company. Since the Company did not receive any cash for the exercise of these options, the Company recorded non-cash compensation expense of $10,000 based on the exercise price of the stock options granted ($0.05 per share).

In May 2002, in connection with the exercise of stock options, the Company issued 3,050,000 shares to consultants for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded consulting expense of $152,600 based on the exercise price of the stock options granted ($0.05 per share).

Stock options

Pursuant to August 2001 Board of Directors approval and subsequent stockholder approval, the Company adopted it's 2001 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 9,000,000 shares of its common stock. The Company filed a Registration Statement on Form S-8 so to register those 9,000,000 shares of common stock underlying the aforesaid options.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)

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

On September 1, 2001, pursuant to the Plan, the Company issued 1,200,000 stock options to certain current members of its management team as well as 400,000 stock options to an attorney whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until August 31, 2006. During June 2002, an officer and a director of the Company exercised stock options for an aggregate of 200,000 shares of common stock. The Company valued stock options granted to the attorney using the Black-Scholes option-pricing model and recorded consulting expense of $4,000.

On November 29, 2001, pursuant to the Plan, the Company issued 2,000,000 stock options pursuant to terms and conditions of a consulting agreement dated November 29, 2001, with 1,000,000 options exercisable at $0.05 per share and 1,000,000 options exercisable at $1.00 per share for a period of five years until November 28, 2006. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded consulting expense of $10,100. During March 2002, the consultant exercised stock options for 1,000,000 shares of common stock.

On December 1, 2001, pursuant to the Plan, the Company issued 200,000 stock options to a consultant for accounting services, with all options exercisable at $0.05 per share for a period of five years until November 30, 2006. The fair value of the option grant to the consultant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the company recorded consulting expense of $2,000.

On December 17, 2001, the Company issued 100,000 warrants to a consultant for investor relation services, with all warrants exercisable at $1.00 per share for a period of three years until December 16, 2004. The fair value of the warrant grant to the consultant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these warrants, the Company recorded consulting expense of $1,000.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)

On March 29, 2002, pursuant to the Plan, the Company granted 100,000 stock options to a director of the Company for services rendered. These options were granted with an exercise price of $.05 and expire on March 29, 2007. In connection with these stock options, the Company recorded consulting expense of $10,000 on the date of grant, which is the excess of the current market price of the underlying stock over the exercise price.

On March 29, 2002, the Company entered into 12-month consulting agreements and, pursuant to the Plan, granted an aggregate of 75,000 stock options to consultants for business development and marketing services. These options were granted with an exercise price of $.05 and expire on March 29, 2004. Additionally, on March 29, 2002, the Company entered into a 12-month consulting agreement and, pursuant to the Plan, granted 200,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.15 and expire on March 29, 2004. Additionally, on March 29, 2002, the Company entered into a 12-month consulting agreement and, pursuant to the Plan, granted 50,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.05 and expire on March 29, 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded deferred compensation expense of $46,575, which is being amortized into consulting expense over the term of the respective consulting agreement.

During May 2002, pursuant to the Plan, the Company granted and immediately exercised stock options for 3,050,000 shares of common stock to consultants for services rendered. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded deferred consulting expense of $150,000.

During fiscal 2002, pursuant to the Plan, , the Company granted 1,478,810 stock options to certain employees whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until December 16, 2006.
As of June 30, 2002, employees have exercised stock options for 696,810 shares of common stock.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)

The exercise prices of all options granted by the Company to employees and directors equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2002:

                                                            2002
                  Net earnings
                      As reported                       $ (1,019,402)
                      Pro forma                           (1,093,055)

                  Basic earnings per share
                      As reported                               (.06)
                      Pro forma                                 (.07)

A summary of outstanding options and warrants at June 30, 2002 are as follows:

                                      Shares
                                    Underlying         Range of       Remaining     Average
                                     Options/          Exercise      Contractual    Exercise
                                     Warrants            Price           Life        Price
                                  ----------------    -----------    -----------    --------
Outstanding at June 30, 2001                 -         $    -             -         $  -
Granted                              8,853,810          0.05-1.00      2-5 yrs        0.17
Expired                                      -              -             -            -
Exercised                           (4,946,810)         0.00-0.05         -           0.05
                                     ---------          ---------      ---------     -----
Outstanding at June 30, 2002         3,907,000         $0.05-1.00      2-5 years    $ 0.32
                                     =========          =========                    =====

The following table summarizes the Company's stock options outstanding at June 30, 2002:

                               Options outstanding                   Options exercisable
                       -------------------------------------     --------------------------
                                      Weighted      Weighted                       Weighted
                                       average      average                        average
    Range of                          remaining     exercise                       exercise
 exercise price         Number          life         price          Number          price
----------------       ---------      ---------     --------     -----------       --------
$      0.05-0.15        2,907,000       3.78        $ 0.09         2,907,000       $  0.09
            1.00        1,000,000       4.42          1.00         1,000,000          1.00
                       ----------                                  ---------

                        3,907,000                                  2,347,650
                        =========                                  =========

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002


NOTE 8 - INCOME TAXES

As of June 30, 2002, the Company has available unused federal net operating loss ("NOL") carryovers of approximately $900,000 that may be applied against future taxable income and expire through 2021. As result of net losses, since inception, the Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

                 Deferred tax asset:
                  Net operating loss carryforward             $    342,000
                  Valuation allowance                             (342,000)
                                                              -------------
                 Net deferred tax asset                       $          -
                                                              =============

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2002:

                Statutory federal rate                              (34.0%)
                Tax benefit from temporary differences               34.0%
                                                              -------------
                Effective tax rate                                       -
                                                              =============

NOTE 9 - COMMITMENTS

On September 1, 2001, the Company entered into three year employment agreements with its Chief Executive Officer and President for a base salary of $150,000 expiring September 2, 2004. The agreement provides for an annual base salary of $150,000, a signing bonus of $150,000 and annual performance bonus not to exceed 100% of base salary per year but in no case less than 30% of base salary payable in cash or common stock, and other fringe benefits. The agreement is automatically renewed each year on September 1 commencing September 1, 2002.

On September 1, 2001, the Company entered into three year employment agreements with its secretary/treasurer for a base salary of $75,000 expiring September 2, 2004.