Form 10KSB/A
period 2002-06-30
HEALTHCARE NETWORK SOLUTIONS INC
filed 2002-10-01
CIK 1160078

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

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

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
                      OF HEALTHCARE NETWORK SOLUTIONS, INC.
                          FOR YEAR ENDED JUNE 30, 2002


           We are filing this Amendment No. 1 to our Form 10-KSB for the year ended June 30, 2002 to correct a typographical error which appeared in the table entitled "Aggregate Option Exercises in the Year Ended June 30, 2002 and Year-End Option Values" appearing in Part III, Item 10. Executive Compensation, of the Form 10-KSB filed by us with the SEC on September 30, 2002. Such table is hereby deleted in its entirety from said Form 10-KSB and substituted with the following table. Other than as specifically amended hereby, no other amendments are made to our Form 10-KSB as filed on September 30, 2002.


                    AGGREGATE OPTION EXERCISES IN YEAR ENDED
                    JUNE 30, 2002 AND YEAR-END OPTION VALUES

                                                                       No. of Securities
                                                                       -----------------
                                                       Underlying Unexercised         Value of Unexercised
                                                             Options At              In-the-money Options At
                      Shares                               June 30, 2002                  June 30, 2002
                      Acquired                             -------------                  -------------
Name                  On Exercise   Value Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------     -----------   --------------   -----------   -------------   -----------   -------------
Sharon Allred (1)     100,000            (1)           300,000         -0-             (1)            -0-


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

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 1, 2002.

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

SIGNATURE                       TITLE                            DATE

/s/ Sharon Allred               Chief Executive Officer,         October 1, 2002
-----------------------         President, Chairman of the
Sharon Allred                   Board of Directors and
                                Principal Accounting and
                                Financial Officer

/s/ Sondra McGinnis             Executive Director, Secretary    October 1, 2002
-----------------------         and Treasurer
Sondra McGinnis

                                Director                         October 1, 2002
-----------------------
Timothy C. Moses

/s/ Kevin F. Smith              Director                         October 1, 2002
-----------------------
Kevin F. Smith

         The foregoing represents a majority of the Board of Directors.