Form 10KSB/A
period 2002-06-30
HEALTHCARE NETWORK SOLUTIONS INC
filed 2002-10-22
CIK 1160078

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

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB
                      OF HEALTHCARE NETWORK SOLUTIONS, INC.
                          FOR YEAR ENDED JUNE 30, 2002

           We are filing this Amendment No. 2 to our Form 10-KSB for the year ended June 30, 2002 to revise Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE, of the Form 10-KSB filed by us with the SEC on September 30, 2002 as amended, which such disclosure was inadvertedly omitted from such report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was our independent accounting firm for the fiscal year ended June 30, 2001 and the four month ten day period ended May 10, 2002. The report of Feldman on our 2001 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion except that their report on the 2001 financial statements contains an explanatory paragraph that states that "the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for our audit during the years ended December 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, we dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

During the two most recent fiscal years and through May 10, 2002, we had not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither Healthcare Network nor anyone on our behalf consulted with Sherb regarding the type of audit opinion that might be rendered on our financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

The decision to change accountants was recommended and approved by our board of directors. During the period from January 1, 1999 to May 10, 2002, and through the date of the report on Form 8-K related to the change in our principal independent accountants, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

On September 13, 2002, we provided Grassi with a copy of these disclosures and requested that Feldman provide its response letter, addressed to the United States Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agreed with the statements made by us and, if not, stating the respects in which it did not agree. A copy of Grassi's letter stating in part that "We agree with the statements concerning our Firm in such Form 8-K" was filed as an exhibit to our report on Form 8-K as filed on September 13, 2002.


                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 21, 2002.

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


SIGNATURE                       TITLE                           DATE

/s/ Sharon Allred               Chief Executive Officer,        October 21, 2002
-----------------------         President, Chairman of the
Sharon Allred                   Board of Directors and
                                Principal Accounting and
                                Financial Officer


/s/ Sondra McGinnis             Executive Director, Secretary   October 21, 2002
-----------------------         and Treasurer
Sondra McGinnis


                                Director                        October 21, 2002
-----------------------
Timothy C. Moses


/s/ Kevin F. Smith              Director                        October 21, 2002
-----------------------
Kevin F. Smith

         The foregoing represents a majority of the Board of Directors.