Form 10QSB
period 2002-09-30
HEALTHCARE NETWORK SOLUTIONS INC
filed 2002-11-14
CIK 1160078

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB




                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended:             September 30, 2002
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

                                   Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of November 1, 2002: 22,046,062 shares of common stock, $.0001 par value per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2002
                                      INDEX




                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet (Unaudited)
                  September 30, 2002...........................................3
      Statements of Operations (Unaudited)
                  For the Three Months Ended September 30, 2002 and 2001.......4
      Statement of Cash Flows (Unaudited)
                  For the Three Months Ended September 30, 2002 and 2001.......5

      Notes to Financial Statements (Unaudited)..............................6-8

      Item 2 - Management's Discussion and Analysis or Plan of Operation....8-11

      Item 3 - Controls and Procedures........................................11

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................12

      Item 2 - Changes in Securities and Use of Proceeds......................12

      Item 3 - Defaults Upon Senior Securities................................12

      Item 4 - Submission of Matters to a Vote of Security Holders............12

      Item 5 - Other Information..............................................12

      Item 6 - Exhibits and Reports on Form 8-K...............................12

      Signatures..............................................................13

      Certifications.......................................................14-15

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                  BALANCE SHEET
                               September 30, 2002



                                     Assets

Current assets:
   Cash ..........................................................  $    12,414
   Accounts receivable (including related
      party receivable of $82,114) ...............................      132,833
   Inventories ...................................................        9,303
                                                                    -----------

           Total current assets ..................................      154,550

Property and equipment (net of accumulated depreciation of $200) .        1,719
                                                                    -----------

           Total assets ..........................................  $   156,269
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable .................................................  $   275,000
   Accounts payable and accrued expenses .........................      201,705
   Due to related parties ........................................       97,995
                                                                    -----------

           Total current liabilities .............................      574,700
                                                                    -----------

Stockholders' deficit:
   Common stock ($0.0001 par value; 50,000,000 authorized shares;
       22,046,062 shares issued and outstanding) .................        2,205
   Additional paid-in capital ....................................      726,763
   Accumulated deficit ...........................................   (1,124,112)
   Deferred compensation .........................................      (23,287)
                                                                    -----------

           Total stockholders' deficit ...........................     (418,431)
                                                                    -----------

           Total liabilities and stockholders' deficit ...........  $   156,269
                                                                    ===========

                    See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------   ------------
NET SALES (including related party sales
     of $33,229 and $49,891 in 2002 and
     2001, respectively) .........................  $     74,012   $     59,077

COST OF SALES ....................................        29,639         43,186
                                                    ------------   ------------

GROSS PROFIT .....................................        44,373         15,891
                                                    ------------   ------------

OPERATING EXPENSES:
    Consulting fees ..............................        12,537         49,601
    Salaries and payroll taxes ...................        78,827        172,500
    Professional fees ............................         3,655            750
    Other selling, general and administrative ....        21,529          7,741
                                                    ------------   ------------

        Total Operating Expenses .................       116,548        230,592
                                                    ------------   ------------

LOSS FROM OPERATIONS .............................       (72,175)      (214,701)

OTHER EXPENSES:
   Interest expense ..............................         6,875            -
                                                    ------------   ------------

NET LOSS .........................................  $    (79,050)  $   (214,701)
                                                    ============   ============

BASIC AND DILUTED:
      Net Loss Per Common Share: .................  $      (0.00)  $      (0.01)
                                                    ============   ============

      Weighted Common Shares Outstanding .........    22,046,062     15,500,000
                                                    ============   ============

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Cash flows from operating activities:
     Net loss ........................................   $ (79,050)   $(214,701)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation ..............................         100          -
           Amortization of deferred compensation .....      11,644          -

        (Increase) decrease in:
           Accounts receivable .......................      34,185       (9,662)
           Inventory .................................      (8,591)      (5,499)

        Increase in:
           Accounts payable and accrued expenses .....       7,771      170,311
                                                         ---------    ---------

Net cash used in operating activities ................     (33,941)     (59,551)
                                                         ---------    ---------


Cash flows from financing activities:
           Due from related party ....................         -        (23,198)
           Due to related parties ....................      40,685        2,615
           Proceeds from issuance of common stock ....         -         85,000
                                                         ---------    ---------

Net cash provided by financing activities ............      40,685       64,417
                                                         ---------    ---------

Net increase in cash .................................       6,744        4,866

Cash at beginning of period ..........................       5,670          840
                                                         ---------    ---------

Cash at end of period ................................   $  12,414    $   5,706
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest ........................................   $       -    $       -
                                                         =========    =========
     Income Taxes ....................................   $       -    $       -
                                                         =========    =========

                 See accompanying notes to financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)


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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Healthcare Network Solutions, Inc. for the fiscal year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB, of Healthcare Network Solutions, Inc. as amended as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

NOTE 2 - LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2002, there were options and warrants outstanding to purchase 3,907,000 shares of common stock, which could potentially dilute future earnings per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)


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

A summary of outstanding options and warrants at September 30, 2002 are as follows:

                                            Shares
                                          Underlying        Range of        Remaining       Average
                                           Options/         Exercise       Contractual      Exercise
                                           Warrants          Price             Life           Price
                                          ----------      ------------     ------------     --------
Outstanding at June 30, 2002               3,907,000      $  0.05-1.00        2-5 years      $ 0.32
Granted                                        -                -                 -             -
Expired                                        -                -                 -             -
Exercised                                      -                -                 -             -
                                           ---------      ------------     -------------    --------
Outstanding at September 30, 2002          3,907,000      $  0.05-1.00        2-5 years      $ 0.32
                                           =========      ============     =============    ========

NOTE 6 - RELATED PARTY TRANSACTIONS

         Certain shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2002, amounts due to these shareholders of the Company amounted to $97,995.

         At September 30, 2002, accounts receivable includes receivables from an entity, which is 50% owned by one of the Company's stockholder's and amounted to $82,114. Sales to this entity amounted to $33,229 for the three months ended September 30, 2002.


NOTE 7 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2002, the Company has incurred losses since inception of $1,124,112 and had a working capital deficiency of $420,150. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and/or obtaining additional equity and/or debt financing. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Healthcare Network Solutions, Inc. for the fiscal year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB as amended, of Healthcare Network Solutions, Inc. as filed with the Securities and Exchange Commission.

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

         We are in the business of providing consolidated non-medical services to physician practices and consulting services to other healthcare related companies, particularly those physicians in small (five and under) practice groups. Marketing, billing and dispensing services are provided to assist physician practices in reducing costs and improving their bottom line. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. The collaboration of the two books of business provides a distinct growth opportunity. We receive revenues from consulting fees, management and marketing fees, a percentage of collections and a percentage of gross profit on all services provided. We have already achieved on-going acceptance within the healthcare market. We focus on developing services that meet the high demands of our customer base. This attention and the high level of customer satisfaction leave us positioned for sales and revenue growth.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-K as amended for the year ended June 30, 2002. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue is recognized as services are provided.

Major Customers - During the period ended September 30, 2002, one customer accounted for 45% of the Company's sales. The customer also accounted for 62% of the Company's outstanding accounts receivable at September 30, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, consulting and staffing services) and the sale of pharmaceutical, lab and medical supplies. Revenues for the three months ended September 30, 2002 were $74,012 as compared to $59,077 for the comparable period in 2001, an increase of $14,935 or 25%. We are continuing with our marketing efforts and expect our revenues to continue to increase in the subsequent periods.

         Cost of sales, which includes contract labor, medical and pharmaceutical supplies, and other expenses were $29,639 or 40% of sales for the quarter ended September 30, 2002 as compared to $43,186 for the three months ended September 30, 2001. The improvement of our margins was due to a change in the mix of our revenues, more of our current revenues are derived from consulting agreements which bear higher margins as well as an overall improvement in our purchasing abilities with the increase in our client base.

         Consulting fees expense was $12,537 for the three months ended September 30, 2002 compared to $49,601 for the three months ended September 30, 2001. The decrease in consulting fees was attributable to granting and exercising of stock options during the 2001 period.

         Salaries and payroll taxes were $78,827 for the three months ended September 30, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel and bonuses. During the quarter ended September 30, 2001 salaries and payroll taxes were $172,500. This decrease was due to an accrued one-time bonus to our CEO of $150,000 in accordance with her employment agreement.

         Professional fees were $3,655 for the three months ended September 30, 2002 as compared to $750 for the quarter ended September 30, 2001.

         Other selling, general and administrative expenses were $21,529 for the three months ended September 30, 2002 and consisted of expenses such as rent, contract labor, and other operating expenses. During the comparable period of 2001 selling, general and administrative expenses were $7,741.

         As a result of these factors, we reported a net loss of $(79,050) or $(.00) per share for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had a stockholders' deficit of $418,431 and a working capital deficit of $420,150. We are in default under certain unsecured promissory notes to unaffiliated third parties in the aggregate principal amount of $275,000. This amount is classified as a short-term liability and contributes to our working capital deficit. We are in discussions with representatives of the noteholders for a possible restructure of this debt. Since our inception, we have incurred losses of $1,124,112. Our operations and growth have been funded from loans from third parties amounting to approximately $275,000 and advances by shareholders of $98,000 and capital contributions of $85,000. These funds were used for working capital and capital expenditures.

We have no material commitments for capital expenditures. Other than cash generated from our operations and loans from related parties, we currently have no additional sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

Net cash used in operations during the three months ended September 30, 2002 was $(33,941) and was attributable to our loss from operations of $79,050 offset by depreciation and amortization of deferred compensation of $11,744 and decreases in assets of $25,594 and increases in accounts payable of $7,771.

Net cash provided by financing activities for the three months ended September 30, 2002 was $45,685. We received net proceeds from advances from related parties.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         On November 1, 2002, Timothy C. Moses resigned as a member of the Company's Board of Directors. Currently the Company has no plans to fill the Board seat vacated by Mr. Moses.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         99.1 Certification of Chief Executive Officer and Principal Accounting Officer

         (b) Reports on Form 8-K

         On September 13, 2002 we filed a current report on Form 8-K to report a change in the Company's certifying accountant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTHCARE NETWORK SOLUTIONS, INC.


By: /s/ Sharon Allred                                         November 14, 2002
---------------------------------
Sharon Allred, President, CEO and
Chairman of the Board of Directors

By: /s/ Sondra McGinnis                                       November 14, 2002
-----------------------------------
Sondra McGinnis, Executive Director,
Secretary-Treasurer and Director

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Healthcare Network Solutions, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Sharon Allred, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Healthcare Network Solutions, Inc..;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/Sharon Allred
                                        Name:  Sharon Allred
                                        Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Healthcare Network Solutions, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Sharon Allred, the Principal Accounting Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Healthcare Network Solutions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/Sharon Allred
                                        Name:  Sharon Allred
                                        Title: Principal Accounting Officer