Form 10QSB
period 2002-12-31
HEALTHCARE NETWORK SOLUTIONS INC
filed 2003-02-14
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB




                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended:             December 31, 2002
         Commission file number:                     1-16703



                       HEALTHCARE NETWORK SOLUTIONS, INC.
                       ----------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)


         DELAWARE                                    58-2618895
         --------                                    ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)



                        8383 DUNWOODY PLACE, BUILDING #3
                             ATLANTA, GEORGIA 30350
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (770) 650-6508
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of January 30, 2003: 22,046,062 shares of common stock, $.0001 par value per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2002
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Balance Sheet (Unaudited) December 31, 2002 ..............   3

                  Statements of Operations (Unaudited) For the Three
                  and Six Months Ended December 31, 2002 and 2001 ..........   4

                  StatementS of Cash Flows (Unaudited)
                  For the Six Months Ended December 31, 2002 and 2001 ......   5

                  Notes to Financial Statements (Unaudited) ................ 6-8

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation ........................................8-11

         Item 3 - Controls and Procedures ..................................  12

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings ........................................  12

         Item 2 - Changes in Securities and Use of Proceeds ................  12

         Item 3 - Defaults Upon Senior Securities ..........................  12

         Item 4 - Submission of Matters to a Vote of Security Holders ......  12

         Item 5 - Other Information ........................................  12

         Item 6 - Exhibits and Reports on Form 8-K .........................  13


Signatures .................................................................  14


Certifications .............................................................  15

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                                  BALANCE SHEET
                               December 31, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
    Cash .........................................................  $       545
    Accounts receivable (including related
         party receivable of $111,382) ...........................      163,103
    Inventories ..................................................        7,752
                                                                    ===========

              Total current assets ...............................      171,400

Property and equipment (net of accumulated depreciation of $420) .        1,499
                                                                    -----------

              Total assets .......................................  $   172,899
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable ................................................  $   275,000
    Accounts payable and accrued expenses ........................      245,734
    Due to related parties .......................................      111,843
                                                                    -----------

              Total current liabilities ..........................      632,577
                                                                    -----------

Stockholders' deficit:
    Common stock ($0.0001 par value; 50,000,000 authorized shares;
         22,046,062 shares issued and outstanding) ...............        2,205
    Additional paid-in capital ...................................      726,763
    Accumulated deficit ..........................................   (1,177,003)
    Deferred compensation ........................................      (11,643)
                                                                    -----------

              Total stockholders' deficit ........................     (459,678)
                                                                    -----------

              Total liabilities and stockholders' deficit ........  $   172,899
                                                                    ===========

            See accompanying notes to unaudited financial statements.

                                           HEALTHCARE NETWORK SOLUTIONS, INC.
                                                STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                      Three Months Ended December 31,    Six Months Ended December 31,
                                                       ------------------------------    -----------------------------
                                                            2002            2001             2002             2001
                                                       ------------     ------------     ------------     ------------
NET SALES (including related party sales of $88,611
     and $169,230 in 2002 and 2001, respectively) .    $     91,676     $     50,505     $    165,688     $    109,582

COST OF SALES .....................................          39,698           34,610           69,337           77,796
                                                       ------------     ------------     ------------     ------------

GROSS PROFIT ......................................          51,978           15,895           96,351           31,786
                                                       ------------     ------------     ------------     ------------

OPERATING EXPENSES:
    Consulting fees ...............................          10,751              -             23,288              -
    Salaries and payroll taxes ....................          73,877           63,256          152,704          235,756
    Professional fees .............................          15,046           39,233           18,701           39,983
    Other selling, general and administrative .....          (1,876)          65,954           19,653          123,296
                                                       ------------     ------------     ------------     ------------

        Total Operating Expenses ..................          97,798          168,443          214,346          399,035
                                                       ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS ..............................         (45,820)        (152,548)        (117,995)        (367,249)

OTHER EXPENSES:
   Interest expense ...............................           7,071              480           13,946              480
                                                       ------------     ------------     ------------     ------------

NET LOSS ..........................................    $    (52,891)    $   (153,028)    $   (131,941)    $   (367,729)
                                                       ============     ============     ============     ============

BASIC AND DILUTED:
      Net Loss Per Common Share: ..................    $      (0.00)    $      (0.01)    $      (0.01)    $      (0.02)
                                                       ============     ============     ============     ============

      Weighted Common Shares Outstanding ..........      22,046,062       15,500,000       22,046,062       15,500,000
                                                       ============     ============     ============     ============

                               See accompanying notes to unaudited financial statements.

                                                          -4-

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended
                                                              December 31,
                                                        ------------------------
                                                          2002           2001
                                                        ---------     ----------
Cash flows from operating activities:
      Net loss .....................................    $(131,941)    $(367,729)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
               Depreciation ........................          320           -
               Amortization of deferred compensation       23,288           -

          (Increase) decrease in:
               Accounts receivable .................        3,915        (2,793)
               Inventory ...........................       (7,040)       (2,415)

          (Decrease) increase in:
               Accounts payable and accrued expenses       51,800       192,415
                                                        ---------     ---------

Net cash used in operating activities ..............      (59,658)     (180,522)
                                                        ---------     ---------


Cash flows from financing activities:
               Due from related party ..............          -         (66,608)
               Due to related parties ..............       54,533        67,189
               Proceeds from loan payable ..........          -         110,000
               Proceeds from capital contribution ..          -          85,000
                                                        ---------     ---------

Net cash provided by financing activities ..........       54,533       195,581
                                                        ---------     ---------

Net increase in cash ...............................       (5,125)       15,059

Cash at beginning of period ........................        5,670           840
                                                        ---------     ---------

Cash at end of period ..............................    $     545     $  15,899
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest .....................................    $     196     $     -
                                                        =========     =========
      Income Taxes .................................    $     -       $     -
                                                        =========     =========

            See accompanying notes to unaudited financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         Healthcare Network Solutions, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 23, 2001. Through November 2001, the Company was a 52% owned subsidiary of International Biochemical Industries, Inc. (formerly known as BioShield Technologies, Inc.), (OTCBB-
IBCL); IBCL having acted as incorporator and having initially been the sole shareholder of the Company. During December 2001, 3,646,579 of the Company's shares owned by IBCL (approximating 24% of all issued and outstanding shares) were spun-off to IBCL's shareholders on a one for ten basis with IBCL retaining 4,453,421 shares (approximately 28% of all then issued and outstanding shares). Officers and directors of the Company then owned 5,400,000 (or approximately 35%) of all then issued and outstanding Company Common Stock.

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

         The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Healthcare Network Solutions, Inc. for the fiscal year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB, of Healthcare Network Solutions, Inc. as amended as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

NOTE 2 - LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At December 31, 2002, there were options and warrants outstanding to purchase 3,907,000 shares of common stock, which could potentially dilute future earnings per share.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
                                   (UNAUDITED)

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

A summary of outstanding options and warrants at December 31, 2002 are as follows:

                                    Shares
                                  Underlying    Range of    Remaining   Average
                                   Options/     Exercise   Contractual  Exercise
                                   Warrants      Price        Life       Price
                                   ---------   ----------   ---------   -------
Outstanding at June 30, 2002 ..... 3,907,000   $0.05-1.00   2-5 years    $0.32
Granted ..........................         -        -           -          -
Expired ..........................         -        -           -          -
Exercised ........................         -        -           -          -
                                   ---------   ----------   ---------   -------
Outstanding at December 31, 2002 . 3,907,000   $0.05-1.00   2-5 years    $0.32
                                   =========   ==========   =========   =======

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

         Certain shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2002, amounts due to these shareholders of the Company amounted to $59,112. Additionally, the Company owes to an affiliated company $52,731, this affiliate is 50% owned by our President and Chief Executive Officer.

         At December 31, 2002, accounts receivable includes receivables from an entity, which is 50% owned by an officer of the Company and amounted to $111,382. Sales to this entity amounted to $88,611 for the six months ended December 31, 2002.

NOTE 7 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2002, the Company has incurred losses since inception of $1,177,003 and had a working capital deficiency of $461,177. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and/or obtaining additional equity and/or debt financing. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 8 - NOTES PAYABLE

We are in default under certain unsecured promissory notes to unaffiliated third parties in the aggregate principal amount of $275,000. This amount is classified as a short-term liability.


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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB as amended for the year ended June 30, 2002. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Major Customers - During the period ended December 31, 2002, one customer accounted for 53% of the Company's sales. The customer also accounted for 68% of the Company's outstanding accounts receivable at December 31, 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

         Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, consulting and staffing services) and the sale of pharmaceutical, lab and medical supplies. Revenues for the six months ended December 31, 2002 were $165,688 as compared to $109,582 for the comparable period in 2001, an increase of $56,106 or 51%. We are continuing with our marketing efforts and expect our revenues to continue to increase in the subsequent periods.

         Cost of sales, which includes contract labor, medical and pharmaceutical supplies, and other expenses were $69,337 or 42% of sales for the six ended December 31, 2002 as compared to $77,796 for the six months ended December 31, 2001. The improvement of our margins was due to a change in the mix of our revenues, more of our current revenues are derived from consulting agreements which bear higher margins as well as an overall improvement in our purchasing abilities with the increase in our client base.

         Consulting fees were $23,288 for the six months ended December 31, 2002 compared to $0 for the six months ended December 31, 2001. The increase in consulting fees was attributable to granting and exercising of stock options during the fiscal year ended June 30, 2002 which the corresponding expense has been deferred and is being amortized over the life of the contract under which the options were granted.

         Salaries and payroll taxes were $152,704 for the six months ended December 31, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel and bonuses. During the six months ended December 31, 2001 salaries and payroll taxes were $235,756. This decrease was due to an accrued one-time bonus to our CEO of $150,000 in accordance with her employment agreement.

         Professional fees were $18,701 for the six months ended December 31, 2002 as compared to $39,893 for the six months ended December 31, 2001.

         Other selling, general and administrative expenses were $19,653 for the six months ended December 31, 2002 and consisted of expenses such as rent, contract labor, and other operating expenses. During the comparable period of 2001 selling, general and administrative expenses were $123,296 or a decrease in the current year of $103,643. The reason for the decrease in general and administrative expenses was attributable to a decrease in contract labor from the prior year. In the prior year we outsourced services as opposed to hiring full-time employees. Our present staff is handling all of our current contractual obligations.

         Interest expense relating to our outstanding notes payable for the six months ended December 31, 2002 was $13,946 as compared to $480 for the comparable period in the prior fiscal year.

         As a result of these factors, we reported a net loss of $(131,941) or $(.01) per share for the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had a stockholders' deficit of $459,678 and a working capital deficit of $461,177. We are in default under certain unsecured promissory notes to unaffiliated third parties in the aggregate principal amount of $275,000. This amount is classified as a short-term liability and contributes to our working capital deficit. Since our inception, we have incurred losses of $1,177,003. Our operations and growth have been funded from loans from third parties amounting to approximately $275,000 and advances by shareholders of $111,000 and capital contributions of $85,000. These funds were used for working capital and capital expenditures.

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

Net cash used in operations during the six months ended December 31, 2002 was $(59,658) and was attributable to our loss from operations of $131,941 and increases in net assets of $3,125 offset by depreciation and amortization of deferred compensation of $23,608 and increases in accounts payable and accrued expenses of $51,800.

Net cash provided by financing activities for the six months ended December 31, 2002 was $54,533. We received net proceeds from advances from related parties.

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

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer , President and principal accounting officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer, President and principal accounting officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer, President and principal accounting officer as appropriate, to allow timely decisions regarding required disclosure.

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

         On December 12, 2002, the Company entered into an Agreement and Plan of Reorganization and Stock Purchase Agreement by and among the Company, Sharon Allred, Nova BioGenetics, Inc., Timothy C. Moses and the other stockholders of Nova BioGenetics. Nova BioGenetics is a privately-held biopharmaceuticals company that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases in accordance with the terms and conditions of the Joint Venture Agreement with International Biochemical Industries, Inc. (OTCBB: IBCL) under which Nova BioGenetics acquired certain patents, patents pending and EPA permits from International Biochemical Industries. In addition, Nova has licensed back to IBCL all the patents pertaining to its antimicrobial business on an exclusive basis. International Biochemical Industries is an approximate 19% shareholder of the Company and a 10% shareholder of Nova BioGenetics. Mr. Moses, who was a member of the Company's Board of Directors until November 2002, is the president of both Nova BioGenetics and International Biochemical Industries.

         Under the terms of the Agreement and Plan of Reorganization entered into on December 12, 2002, the Company agreed to issued Nova BioGenetics' shareholders an aggregate of 4,497,697 shares of its common stock, giving effect to the reverse stock split described in below, in exchange for 100% of the issued and outstanding capital stock of Nova BioGenetics. Upon the closing of the transaction, which will result in a change of control of the Company, Nova BioGenetics will be the Company's wholly-owned subsidiary. The shares of the Company's common stock to be issued to the Nova BioGenetics' stockholders will represent approximately 80% of the Company's issued and outstanding common stock on a fully-diluted basis, giving effect to the issuance and the reverse stock split described below.

         The closing of the Agreement and Plan of Reorganization and Stock Purchase Agreement is subject to the completion of a number of conditions precedent, including the Company undertaking a one for 20 reverse stock split, the Company being satisfied on its due diligence on Nova BioGenetics and the approval of the Company's stockholders, among other conditions. The Company is presently engaged in its due diligence process and no record date for the reverse stock split has been set. The Agreement and Plan of Reorganization and Stock Purchase Agreement can be terminated by the Company prior to closing if these conditions precedents have not occurred. The Company cannot predict at this time if the conditions precedents will be satisfied or, if satisfied, the anticipated closings of the transactions herein described.

         Contemporaneously with the closing of the of the Agreement and Plan of Reorganization and Stock Purchase Agreement, the Company will transfer all of its assets related to its current business and operations to its current president, Sharon Allred, in exchange for her assumption of the liabilities related to these assets.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         2.1      Agreement and Plan of Reorganization and Stock Purchase
                  Agreement

         99.1     Certification of Chief Executive Officer

         (b) Reports on Form 8-K

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTHCARE NETWORK SOLUTIONS, INC.


By: /s/ Sharon Allred                                         February 14, 2003
---------------------------------
Sharon Allred, President, CEO and
 Chairman of the Board of Directors

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Healthcare Network Solutions, Inc. on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Sharon Allred, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date: February 14, 2003                   /s/Sharon Allred
                                          Name: Sharon Allred
                                          Title: Chief Executive Officer and
                                                 Principal Accounting Officer