Form 10QSB
period 2003-03-31
HEALTHCARE NETWORK SOLUTIONS INC
filed 2003-05-21
CIK 1160078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB
    (Mark One)
        X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2003
                                       Or

                  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______
                        Commissions file number 001-16703
                                  -------------
                       Healthcare Network Solutions, Inc.
                 (Name of small business issuer in its charter)

                   Delaware                              58-2618895
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        Incorporation or organization)


        8383 Dunwoody Place, Building #3, Atlanta, Georgia            30350
        (Address of Principal Executive Offices)                    (Zip Code)

                                 (770) 650-6508
                            Issuer's telephone number


The company had 50,000,000 shares issued and outstanding of the Common Stock issued as of May 15, 2003.

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                       HEALTHCARE NETWORK SOLUTIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet                                         3

         Consolidated Statements of Operations                              4

         Consolidated Statements of Cash Flows                              5

         Notes to Interim Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Plan of Operations        7-11

Item 3.  Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to Vote of Security Holders                  12

Item 5.  Other Information                                                  12

Signatures                                                                  13

Certification                                                               14

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                      $ 19,626
 Accounts receivable                                         68,819
                                                    ----------------
     Total Current Assets                                    88,445

FURNITURE AND FIXTURES, NET                                   3,755

OTHER ASSETS                                                 25,442
                                                    ----------------
                                                          $ 117,642
                                                    ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $ 255,089
  Notes payable                                             554,533
                                                    ----------------
     Total Current Liabilities                              809,622
                                                    ----------------
MINORITY INTEREST                                           407,833

STOCKHOLDERS' DEFICIT:
  Common stock ($0.0001 par value; 50,000,000
   authorized shares; 50,000,000 shares
   issued and outstanding)                                    5,000
  Accumulated deficit                                    (1,104,813)
                                                    ----------------
     Total Stockholders' Deficit                         (1,099,813)
                                                    ----------------
                                                          $ 117,642
                                                    ================


            See accompanying notes to unaudited financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended March 31,         Nine Months Ended March 31,
                                                       ---------------------------------   -----------------------------------
                                                            2003             2002               2003               2002
                                                       ---------------  ----------------   ----------------   ----------------


SALES                                                     $ 76,110            $ -           $ 76,110                $ -

COST OF SALES                                               30,983              -             30,983                  -
                                                         ----------        ----------       ----------           ----------

GROSS PROFIT                                                45,127              -             45,127                  -
                                                         ----------        ----------       ----------           ----------

OPERATING EXPENSES:
    Salaries                                                90,663              -            174,225                  -
    Professional fees                                        1,000              -              6,000                  -
    Other selling, general and administrative                6,484              -             19,779                  -
                                                         -----------        -----------      -----------          -----------
        Total Operating Expenses                            98,147              -            200,004                  -
                                                         -----------        -----------      -----------          -----------

LOSS FROM OPERATIONS                                       (53,020)             -            (154,877)                -

OTHER EXPENSES:
   Interest expense                                          7,908              -               8,812                 -
                                                         -----------        -----------      -----------          -----------

NET LOSS                                                  $(60,928)          $  -          $ (163,689)               $-
                                                         ===========        ===========    ===========            ===========

BASIC AND DILUTED:
      Net Loss Per Common Share:                           $ (0.00)          $  -          $    (0.00)                $-
                                                         ===========         ===========    ===========            ===========

      Weighted Common Shares Outstanding                50,000,000            50,000,000      50,000,000           50,000,000
                                                         ==========          ===========    ===========            ===========





           See accompanying notes to unaudited financial statements.

                       HEALTHCARE NETWORK SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                For the Nine Months ended March 31,
                                                           -------------------------------------------
                                                                  2003                   2002
                                                           --------------------   --------------------
Cash flows from operating activities:
     Net loss                                                 $ (163,689)                $ -
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation                                           (3,755)                  -


        (Increase) decrease in:
           Accounts receivable                                   (46,048)                  -
           Deferred costs                                        (25,442)                  -

        Increase in:
           Accounts payable and accrued expenses                 200,599                   -
                                                               -----------             -----------

Net cash used in operating activities                            (38,335)                  -
                                                               -----------             -----------

Cash flows from investing activities:
     Net liabilities assumed in acquisition                     (344,726)                  -
                                                               -----------             -----------

Cash flows from financing activities:
           Payment of loan payable                                (5,146)                   -
           Minority interest                                     407,833                    -
                                                               -----------             -----------

Net cash provided by financing activities                        402,687                    -
                                                               -----------             -----------

Net increase in cash                                              19,626                    -

Cash at beginning of period                                            -                    -
                                                               -----------             -----------

Cash at end of period                                           $ 19,626                  $ -
                                                               ===========             ===========                   ===

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                    $ 3,571                 $  -
                                                               ===========              ===========
     Income Taxes                                                $     -                 $  -
                                                               ===========              ===========



            See accompanying notes to unaudited financial statements.

1.    Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The interim unaudited consolidated financial statements contained herein includes, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the company's financial position, results of operations, and cash flows for the periods presented.

         The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-KSB.

2.    Reverse Acquisition

         On March 19, 2003, Nova was acquired by Healthcare Network Solutions, Inc. ("HNS"), for 31,253,904 shares of HNS stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Nova and HNS. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Nova, pursuant to which Nova is treated as the continuing entity.

3.    License

         On January 27, 2003, Nova Biogenetics, Inc. ("Nova") purchased and received assignment from International Biochemical Industries, Inc. ("IBCL"), IBCL's entire rights, title and interest to certain identifiable intellectual property as well as to applications therefrom and all patents and extensions thereof.

         The purchase price was 500,000 shares of Nova's stock and $500,000. This amount is secured by a $500,000 promissory note bearing interest at 6% per annum due June 30, 2003. Additionally, Nova will pay 5% of all gross sales of the product sold by using the intellectual property.

         IBCL is a company whose president and shareholder is the parent of the children who are principal owners of Nova. Accordingly, the acounting for the agreement and intellectual property was accounted for at IBCL's historical basis for such assets which was $0.

         The corresponding shares and notes for such assets have been recorded as a distribution.

4.    Net Loss Per Share

         Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS form 10-QSB. THIS QUARTERLY REPORT OF FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD,""ESTIMATE," CONTINUE," `PLANS," OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-QSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS PROSPECTUS. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

As previously reported, in December 2002, Healthcare Network Solutions, Inc. ("HNS" or the "Company") entered into an Agreement and Plan of Reorganization and Stock Purchase Agreement with Nova Biogenetics, Inc. ("Nova"), Timothy C. Moses and the Shareholders of Nova. In addition, Sharon Allred, the principal executive officer and a principal shareholder of the Company, was also a party to that Agreement. As reported, on March 7, 2003, Ms. Allred along with another director of the Company, Sondra McGinnis, resigned in all capacities with HNS leaving Dr. Kevin Smith as the sole director of HNS.

         Confronted with the recognition that HNS would not be in a position to effectively conduct ongoing operations associated with the provision of non-medical services to physicians, the Company entered into a revised Agreement with the same parties, except that Ms. Allred was not a party to the Agreement. Under the revised Agreement, HNS agreed to issue 31,253,904 of its common shares in exchange for all of the shares of Nova. In addition, Sharon Allred was assigned the right to collect certain receivables of HNS, and agreed to return to the capital of HNS 1,500,000 common shares. In addition, Dr. Kevin Smith and Timothy Moses each agreed to contribute back to the capital of HNS 900,000 common shares of HNS.

      The Agreement closed on March 19, 2003. The parties have five business days for completion of normal closing procedures relevant to the issuance of the stock and return or exchange of common shares of HNS and Nova. The number of common shares of HNS issued to the shareholders of Nova was based on arms length negotiations between remaining management of HNS and management of Nova.

ABOUT NOVA BIOGENETICS

The widespread and uncontrolled use of antibiotics, both for human consumption and animal feed, has encouraged the development of drug resistance in a variety of pathogenic microorganisms. These microorganisms employ resistance mechanisms, which include the modification of the antibiotic structure, mutagenesis of key amino acids in the macromolecular targets of specific chemotherapeutics, or drug efflux from the cell, among others. These three main mechanisms have been identified in resistance profiles for systems involved in protein biosynthesis, nucleic acid replication, and bacterial cell wall generation.

Most antibiotics presently in human use are natural products manufactured by different species of bacteria or fungi to be employed in their own survival -- for example, to kill other microbes in times of overpopulation. In a natural environment, such as the soil, bacteria exchange genetic information (such as resistance genes) with great facility and lack of species specificity, thus allowing molecular determinants of resistance to be passed on to other microbes with great ease. Such resistance-development methodologies fall into three main categories: (i) inactivation of the antibiotic by modification of its active chemical moiety; (ii) specific modification of the macromolecular target, i.e., by mutagenesis of key residues, and (iii) promotion of antibiotic efflux from the cell [2]. Today, the emergence of bacterial strains, which display resistance to a variety of drugs (multiple drug resistant; MDR), is the major cause of failure of treatment of infections worldwide. Methicillin-resistant Staphylococcus aureus (MRSA) strains already require vancomycin as the last resort for treatment, and Streptococcus pneumoniae strains, which no longer respond to vancomycin, have already been identified. Multi-drug resistant Mycobaterium tuberculosis is another example of an emerging infectious disease with world-wide significance.

Nova Biogenetics' solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova Biogenetics' research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e., 36-48 months) and long-term solutions (i.e., >60 months).

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

RESULTS OF OPERATIONS

Three MONTHS ENDED March 31, 2003

         Revenues generated are for operations during the Quarter ending March 31, 2003 and do not account for any revenues prior to December 31, 2002, which may have been generated by HNS. However, the Company does have to keep on its balance sheet accumulated losses from the discontinued operations of HNS less any right downs from discontinued operations. Therefore there are no comparisons as to previous periods, due to the reverse acquisition occurrence on March 19th, 2003.

         Cost of goods sold are from products purchased from our vendors at a cost of $30,983 or 41% of sales for the three months ended March 31, 2003, and is associated with our Antimicrobial/biocides Division.

         Salaries and payroll taxes were $90,663 for the three months ended March 31, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel. Accrued salaries amounted to $77,671 and is attributable to unpaid executive salaries.

 As a result of these factors, we reported a net operating loss of $(60,928) or $(.0012) per share for the three months ended March 31, 2003, which was primarily due to accrued salaries.

Other expenses were $7,908 for interest due to Novas', affiliated party.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, Since our inception and with the reverse acquisition we had a stockholders' deficit of $1,099,813.

We have no material commitments for capital expenditures. Other than cash generated from our operations, we currently have no additional sources of liquidity, other than a letter of intent to raise up to $7mm from an investment banker for Nova biogenetics, Inc. under a best efforts private investment in a public entity. Accordingly, and until such time as Nova elects to exercise its right to raise the $7mm, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

Net cash used in operations during the nine months ended March 31, 2003 was $(38,335) and was attributable to our loss from operations of $163,689 offset by increases in accounts payable $200,599.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         Exchange of Shares. HNS and the Stockholders exchanged all of their issued and outstanding shares available of the capital stock of the Company (the"NBG Shares") for 31,253,904 shares of HNS Common Stock, $0.001 par value.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Network Solutions, Inc.

Dated: May 21, 2003                               By: /s/ Tim Moses
                                               ---------------------------------
                                               Tim Moses, President, CAO

                                 CERTIFICATIONS


I, Tim Moses, President, certify that:


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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 21, 2003


/s/ Tim Moses
 -----------------------
Tim Moses, President