Form 10KSB
period 2003-06-30
NOVA BIOGENETICS INC
filed 2003-11-17
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                    For the fiscal year ended: June 30, 2003
                                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

                        Commission file number: 001-16703
                                                ---------

                              NOVA BIOGENETICS INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                    04-3656563
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        8601 Dunwoody Place, Suite 338, Atlanta, Georgia      30350
        ------------------------------------------------    ----------
            (Address of principal executive offices)        (Zip Code)

Issuer's telephone number (770) 650-6508

Securities registered under Section 12(b) of the Exchange Act:     None

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
        None                                       Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                 --------------
                                 Title of Class


                                 --------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $129,034 for the 12 months ended June 30, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of Healthcare Network's common stock on October 31, 2003 is approximately $152,000.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes________ No ____X___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 2003, 5,538,407 shares of common stock are issued and outstanding.


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

Transitional Small Business Disclosure Form: Yes ____  No_____
















         When used in this Annual Report, the terms "Nova BioGenetics Inc.," "the Company," "we," and "us" refers to Nova BioGenetics Inc., a Delaware corporation.

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

General

Nova Biogenetics is a biopharmaceuticals company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases. Nova Biogenetics' pipeline is based on proprietary patented technology used as a broad base for applications with existing antibiotic compounds. Attaching the proprietary patented technology to antibiotic compounds can extend the antimicrobial spectrum of antibiotics as well as, facilitate the antimicrobial action of existing antibiotics.

In particular, Nova Biogenetics' mission is to provide solutions to the major therapeutic dilemma of antimicrobial (i.e., bacteria, fungi or viruses) resistance to antibiotics that are currently available in the worldwide marketplace.

Nova Biogenetics is using its proprietary technology to the development a suite of new antibiotics and antibiotic derivatives products. Nova Biogenetics' antibiotic product suite is an "Antibiotic Resistance Technology," otherwise referred to as "ART".

In addition, Nova's products have demonstrated synergistic potential when conjugated to existing patented antimicrobials. These new chemical compounds can be used against targeted organisms creating a unique brand of antibiotic product formulations.

Product Differentiation/Competitive Advantage

Nova's broad line of specialized antibiotic products acts by disrupting the cell wall of bacteria and / or fungi. This action kills the targeted organisms. Presently, many generic antibiotic formulations act by diffusing into the targeted organism/cells and providing an environment for slowing cellular activity providing a state of stasis (cells are not actually killed). Nova's compounds have significant potential to actually kill the targeted organism, significantly enhancing existing generic antibiotic medications.

In addition, Nova possess the competitive advantage of providing a product platform that can create longevity in the drugs that it produces by delivering antibiotics that are less susceptible to adaptation or mutation. Finally, the "ART" platform is based upon existing technology that Nova, through its Joint Venture partner, has already received patents and EPA approvals for industrial applications. Much has been learned about the "ART" platform adding to the volume of microbiologic information available, thus shortening the timeline for development and minimizing the research associated with creating a viable core platform to work from.

Product Research & Development Pipeline

Nova Biogenetics views bacterial resistance as a major hurdle in effective therapeutic interventions for a significant number of infectious diseases. This is ever apparent in the clinical practice, where physicians and other healthcare providers are constantly challenged by the number of new antibiotics being offered by pharmaceutical manufacturers, while at the same time, traditional antibiotic therapies have been limited. In both cases, bacterial resistance and the broad spectrum of use are identified as the reasons for the introduction of the new and improved products.

Currently, Nova Biogenetics is taking steps to file patents to secure the intellectual property of the compounds and effective molecules that Nova will utilize in its pipeline. To date, current research and existing regulatory approvals have been secured by Nova Biogenetics pursuant to the JV. These data will be used as part of the foundation for existing and future development of its unique line of antibiotic products.

The Market for Antibacterial Products

The worldwide sales of prescription antibiotics exceed $23 billion (Biotechnology Industry Association). Antibiotics represent the second largest therapeutic category in terms of pharmaceutical sales. While there are more than 100 different antibiotics from more than 30 different classes approved for use in humans, a select few antibiotics and classes garner the majority of use. Most of the leading products are broad spectrum, with only a few reserved for targeted or restricted use. While the overall market continues to grow at a rate of 6.5% annually, as antibiotics are increasingly used in combination to combat resistant bacteria, a few new classes of antibiotics have been introduced during the past twenty years.

Explanation of Antibiotic Resistance
(Source: United States Food and Drug Administration)

Disease-causing microbes that have become resistant to drug therapy are an increasing public health problem. Tuberculosis, gonorrhea, malaria, and childhood ear infections are just a few of the diseases that have become hard to treat with antibiotic drugs. Part of the problem is that bacteria and other microorganisms that cause infections are remarkably resilient and can develop ways to survive drugs meant to kill or weaken them. This antibiotic resistance, also known as antimicrobial resistance or drug resistance, is due largely to the increasing use of antibiotics. Other facts:

Though food-producing animals are given antibiotic drugs for important therapeutic, disease prevention or production reasons, these drugs have the downside of potentially causing microbes to become resistant to drugs used to treat human illness, ultimately making some human sicknesses harder to treat.

About 70 percent of bacteria that cause infections in hospitals are resistant to at least one of the drugs most commonly used to treat infections.

Some organisms are resistant to all approved antibiotics and must be treated with experimental and potentially toxic drugs.

Some research has shown that antibiotics are given to patients more often than guidelines set by federal and other healthcare organizations recommend. For example, patients sometimes ask their doctors for antibiotics for a cold, cough, or the flu, all of which are viral and don't respond to antibiotics. Also, patients who are prescribed antibiotics but don't take the full dosing regimen can contribute to resistance.

Unless antibiotic resistance problems are detected as they emerge, and actions are taken to contain them, the world could be faced with previously treatable diseases that have again become untreatable, as in the days before antibiotics were developed.

Nova Biogenetics Pharmaceutical Development Strategy

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

Nova's proprietary technology has demonstrated that it is not susceptible to microbial adaptation (i.e., antibiotic resistance) in laboratory tests designed specifically for determining antibiotic resistance. This outcome is directly linked to the mechanism with which this technology affects microbial growth. The mechanism is best described as "electrocution" of actively growing microorganisms. Based on this knowledge and the availability of a vast number of proven "generic" antimicrobials, Nova will identify a series of "novel" target molecules with antiviral, antibacterial or antifungal functionality. In essence, the target molecules will function in a manner similar to targeted chemotherapy. The generic drug component of the molecule will be used to target the microorganism and act as a delivery device for the proprietary Nova technology, which will "kill" the microorganism.

Investment funding will be used to complete the following research activities:

Computational analysis will be utilized to determine the most economic synthesis strategy for the target molecules and to determine potential toxicity of the target molecules. These steps will significantly reduce drug development costs by eliminating target compounds with high toxicity and complex synthesis requirements. Target molecules will be synthesized and subjected to laboratory testing to validate toxicity and antimicrobial efficacy (pre-clinical investigations). Target molecules generated in this fashion should be "novel". As such, Nova will seek to obtain patents on the novel target molecules that demonstrate appropriate toxicity and antimicrobial efficacy.
Phase 1 through Phase 3 Clinical Trials will be conducted. Nova may seek joint venture partnerships to develop drug through clinical trials.

Antibiotic Resistance Technology (ART)

The widespread and uncontrolled use of antibiotics, both for human consumption, agriculture and animal feed, has encouraged the development of drug resistance in a variety of pathogenic microorganisms. These microorganisms employ resistance mechanisms, which include the modification of the antibiotic structure, mutagenesis of key amino acids in the macromolecular targets of specific chemotherapeutics, or drug efflux from the cell, among others. These three main mechanisms have been identified in resistance profiles for systems involved in protein biosynthesis, nucleic acid replication, and bacterial cell wall generation.

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

Nova Biogenetics' solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova Biogenetics' research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e., 36-48 months) and long-term solutions (i.e., >60 months). The following is a summary of potential drug targets and the rationale for choosing them.

Target Research Drugs

A. Topical Treatments. Topical drug candidates represent the best option for short-term product development. Topical drug candidates fall into three major categories: 1) antiviral (Acyclovir), 2) antibacterial (bacitracin, clindamycin, erythromycin, metranidazole, mupirsoin, neomycin, and polymyxin B), and 3) antifungal (clotrimazole, econazole, miconazole, nystatin, tolnaftate). Topical drugs are the most attractive because they will require the least amount of Food and Drug Administration (FDA) scrutiny.

1. Antiviral

ZOVIRAX is the brand name for acyclovir, a synthetic nucleoside analogue active against herpes viruses. ZOVIRAX Ointment 5% is a formulation for topical administration. Each gram of ZOVIRAX Ointment 5% contains 50 mg of acyclovir in a polyethylene glycol (PEG) base. Acyclovir is a synthetic purine nucleoside analogue with in vitro and in vivo inhibitory activity against herpes simplex virus types 1 (HSV-1), 2 (HSV-2), and varicella-zoster virus (VZV). The inhibitory activity of acyclovir is highly selective due to its affinity for the enzyme thymidine kinase (TK) encoded by HSV and VZV. This viral enzyme converts acyclovir into acyclovir monophosphate, a nucleotide analogue. The monophosphate is further converted into diphosphate by cellular guanylate kinase and into triphosphate by a number of cellularenzymes. In vitro, acyclovir triphosphate stops replication of herpes viral DNA. This is accomplished in 3 ways: 1) competitive inhibition of viral DNA polymerase, 2) incorporation into and termination of the growing viral DNA chain, and 3) inactivation of the viral DNA polymerase. The greater antiviral activity of acyclovir against HSV compared to VZV is due to its more efficient phosphorylation by the viral TK.

 Actions Required                                                       Timeline
 ----------------                                                       --------
 1. Identify  FDA approvals ........................................... Q3: 2003
 2. Prepare and validate chemical formulation with acyclovir .......... Q1: 2003
 3. In vitro drug screening trials and interpretations ................ Q1: 2003
 4. Pre-clinical development .......................................... Q2: 2003
 5. Phase I clinical trials (safety) .................................. Q1: 2004
 6. Phase II clinical trials (safety and efficacy) .................... Q2: 2004
 7. Phase III clinical trials (confirmation of treatment, side-effects) Q4: 2004
 8. Phase IV clinical trials (post-market long-term usage and effects)  Q3: 2005

2. Antifungal

Antifungal topical medications do not fall into any single class of drugs. Instead each has a different type of antifungal mechanism. The different drugs in each category are used to treat different fungi. Topical drugs are divided into over-the-counter (OTC) and prescription medications. This is also a good target group due to antibacterial activity of Nova Biogenetics ART. Secondary bacterial infections may also be problematic in the treatment of primary fungal dermatomycoses. Additionally, we can narrow the list of candidates by choosing drugs that interact with the fungal cell wall. The ART works in a similar manner, which should increase the probability of synergistic drug actions.

Topical OTC Antifungal Medications

The following list of antifungal agents represent potential target molecules for conjugation to Nova's proprietary technology. These target molecules will be evaluated using high through put computational molecular modeling to identify high consequence molecules.
Clioquinol (Vioform(R)). Clioquinol is used to treat inflammatory conditions of the skin, such as eczema (dry skin) and athlete's foot. This medication may stain fabric, skin, or hair. Clotrimazole (Lotrimin(R) AF, Mycelex(R) OTC, prescription-strength Desenex(R)). Clotrimazole is used to treat vaginal and oral candidiasis, athlete's foot, jock itch, and ringworm of the face, arms and shoulders (not ringworm of the scalp). It is available as either a solution or cream, lozenge, topical solution and vaginal suppository.

Miconazole (Micatin(R)). Miconazole is available as an ointment, cream, powder, vaginal suppository, spray, liquid, or solution. It is used to treat athlete's foot; jock itch; and ringworm of the face, arms and shoulders. Miconazole should provide symptomatic relief within 2-3 days. However, when treating athlete's foot, treatment is continued for at least 2 to 4 weeks to ensure a complete cure.

Tolnaftate (Aftate(R), Tinactin(R)). Tolnaftate is available as an aerosol powder or solution, cream, powder, gel, or topical solution. It is used to treat athlete's foot and other superficial fungal infections of the skin.

Prescription Topical Antifungal Medications

Ciclopirox (Loprox(R)). Ciclopriox is available as a cream or lotion. It is used to treat a variety of fungal infections including athlete's foot, jock itch, and cutaneous candidiasis. Ciclopriox is also available as a nail lacquer for treating fungal infections of the nails and nail beds. It may take 4-6 months to see improvement in the nails.

Ketoconazole (Nizoral(R)). Ketoconazole is available as a prescription tablet, cream or shampoo. A 1% shampoo is also available over-the-counter. The cream is used for the treatment of ringworm, jock itch, and athlete's foot. The shampoo is used to reduce scaling due to dandruff. Treatment for ringworm, jock itch and athlete's foot is usually 2-6 weeks. Treatment for dandruff is 4 weeks, and then on an as-needed basis.

Miconazole (Mycostatin(R), Nystop(R)). Miconazole is available as an ointment, cream, powder, spray, liquid, or solution. It is used to treat athlete's foot; jock itch; and ringworm of the face, arms and shoulders.

Naftifine (Naftin(R)). Naftifine is available as a cream or as a gel. It is used to treat athlete's foot, jock itch, and generalized fungal skin infections. Complete the full course of therapy to prevent recurrent infections. Naftfine is available by prescription only.

Nystatin (Nystop(R), Mycostatin(R)). Nystatin is available as a cream, ointment or powder. It is used to treat a variety of fungal infections. In particular, it is used to treat candidal infections, such as thrush, esophageal candidiasis, and cutaneous candidiasis. It is virtually nontoxic and nonsensatizing. Symptomatic relief should occur within 1-3 days. However, you should finish the full course of therapy to ensure that the infection is completely cleared up. Nystatin is available by prescription only.

Oxiconazole (Oxistat(R)). Oxiconazole is available as a cream or a lotion. Both are used to treat athlete's foot, jock itch, and ringworm in adults and children. The cream can also be used to treat tinea versicolor, which is a chronic, generalized fungal skin infection. Wash hands after applying the medication to help prevent accidental application to other areas. Oxiconazole is available by prescription only.
Selenium Sulfide (Selsun(R), Exsel(R)). Selenium sulfide is available as a lotion or shampoo. It is used to treat dandruff, seborrheic dermatitis, ringworm of the scalp, and tinea versicolor (a generalized chronic fungal skin infection). This medication is available by prescription only.

Terbinafine (Lamisil(R)). Terbinafine is available as a cream or pump-spray solution. It is used to treat a variety of ringworm infections, as well as athlete's foot, jock itch, and candidal skin infections. Terbinfine is available by prescription only.

OTC Vaginal Antifungal Medications

Miconazole (Monistat(R) 3, Monistat-Derm(R)). Miconazole is available as an OTC suppository or cream. It is used to treat vaginal fungal infections, including vaginal candidiasis. Terconazole (Terazol(R)). Terconazole is an antifungal cream or suppository intended for intravaginal use only. It is used to treat vaginal fungal infections, including vaginal candidasis. It is generally prescribed as a 3-day or 7-day course of treatment.

 Actions Required                                                       Timeline
 ----------------                                                       --------
 1. Identify  FDA approvals ........................................... Q3: 2003
 2. Identify antifungal candidate drugs (prescription v. OTC) ......... Q3: 2003
 3. Prepare and validate chemical formulation for three drugs ......... Q1: 2004
 4. In vitro drug screening trials and interpretations ................ Q1: 2004
 5. Pre-clinical development .......................................... Q1: 2004
 6. Phase I clinical trials (safety) .................................. Q2: 2004
 7. Phase II clinical trials (safety and efficacy) .................... Q4: 2004
 8. Phase III clinical trials (confirmation of treatment, side-effects) Q1: 2005

3. Antibacterials

The ideal antibacterial or antimicrobial compound displays a selective toxicity. This means that it is harmful to the microbe (the bacteria, fungi or virus) without being harmful to the host (you). In reality, many antimicrobials have a relative toxicity. Antimicrobial is a broader category that includes antifungal, antiviral, antiprotozoal or antibacterial compounds. Antibacterials specifically act against bacterial cells. The actual mechanism of antibacterial compounds is not always known. In general terms, most of these drugs act by altering or inhibiting one of the following cellular structures/processes: a) cell wall synthesis, b) permeability of the cell membrane, c) protein synthesis, and d) nucleic acid synthesis. Our focus is not restricted. This phase of testing will help identify, which antibacterial mechanisms are the most synergistic with ART. The primary market is OTC topical antibacterial treatments.

Target drug candidates include: bacitracin, clindamycin, erythromycin, metranidazole, mupirosin, neomycin and polymyxin B.

 Actions Required                                                       Timeline
 ----------------                                                       --------
 1. Identify  FDA approvals ........................................... Q4: 2003
 2. Identify antibacterial candidate drugs (OTC) ...................... Q4: 2003
 3. Prepare and validate chemical formulation for three drugs ......... Q4: 2003
 4. In vitro drug screening trials and interpretations ................ Q1: 2004
 5. Pre-clinical development .......................................... Q1: 2004
 6. Phase I clinical trials (safety) .................................. Q2: 2004
 7. Phase II clinical trials (safety and efficacy) .................... Q3: 2004
 8. Phase III clinical trials (confirmation of treatment, side-effects) Q1: 2005

B. Oral Treatments. Oral treatments will require significant research and development. Consequently, oral treatments are better candidates for intermediate to long-term development. The FDA requirements for oral treatments are also much more stringent. These products will require considerable toxicity and bioavailablity testing. There are three principal targets for antibacterial drugs 1) cell wall synthesis, 2) DNA / RNA sysnthesis, and 3) protein synthesis. The ART works is primarily directed toward cell wall synthesis. Consequently, the initial research and development will focus on drugs that interact with cell walls, which should increase the probability of synergistic drug actions.

The following is a brief description of interaction between select antibiotics and the cell wall. The bacterial cytoplasm is separated from the external environment by a cytoplasmic membrane; in addition, bacteria possess a crucial structure surrounding the entire cell: the peptidoglycan. This three-dimensional cross-linked mesh protects the cell from modifications in osmotic pressure and plays key roles in cellular shape determination and daughter cell formation during the division process. Disruption of the peptidoglycan structure engenders osmotic fragility and possibly cell lysis, underlining the essential nature of its function. Therefore, it is not surprising that a vast number of naturally occurring antibiotics are in fact targeted towards enzymes or substrates involved in peptidoglycan biosynthesis and cell wall stabilization. The widespread use of such molecules and their novel analogs, including vast application as additives in animal feed, has promoted the development of resistance patterns with dire effects observed for vancomycin and Beta-lactams.

Target drug candidates include: Penicillins (G, V, Amoxicillin, Ampicillin, Nafcillin, Ticarcillin), Cephalosporins (Cephalexin, Cefazolin, Cefaclor, Loracarbef, Ceftriaxone, Cefotaxime), Vancomycin, and Isoniazid.

 Actions Required                                                       Timeline
 ----------------                                                       --------
 1. Identify  FDA approvals ........................................... Q4: 2003
 2. Identify antibacterial candidate drugs (prescription) ............. Q3: 2003
 3. Prepare and validate chemical formulation for three drugs ......... Q3: 2003
 4. In vitro drug screening trials and interpretations ................ Q1: 2005
 5. Pre-clinical development .......................................... Q1: 2005
 6. Phase I clinical trials (safety) .................................. Q3: 2005
 7. Phase II clinical trials (safety and efficacy) .................... Q1: 2006
 8. Phase III clinical trials (confirmation of treatment, side-effects) Q1: 2007

PATENTS

Our policy is to pursue patents and other endeavors to protect our technology, inventions and improvements that are commercially important to the development of our business. Also, we rely on trade secrets that may be important to the development of our business.

Our antibiotic patent portfolio currently consists of three (3) U.S. granted patents and four (4) pending U.S. patent applications as well as two (2) foreign patents issued and twenty-five (25) foreign patents pending. All of these existing and pending patent applications were acquired in the JV with International BioChemical Industries, Inc. F/K/A BioShield Technologies, Inc. in accordance with the Joint Venture Agreement. A copy of the JV agreement is included as Exhibit A. These patents will expire from 2018 to 2021. Currently, our existing patents cover 473 different compounds. New patent applications, if and when awarded, typically have a 20 year effective term. Accordingly, we will file patent claims directed to the compounds themselves, in addition to attempting to obtain patent claims directed to the method of treatment of infectious diseases with these drugs.

1. United States Patent Number 6,80,587

Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more hydroxyloble groups, with a polyol containing at least two hydroxyl groups, wherein at least any two of the hydroxyl groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of making a siloxane in the presence of a stabilizer.

2. United States Patent Number 6,113,815

Abstract: The composition formed by mixing an organosilane with an ether. Water-stabilized organosilane compounds. A water stable composition made from the ether and organosilane composition and water. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article.

3. United States Patent Number 5,954,869

Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more hydroxylable groups, with a polyol containing at least two hydroxyl groups, wherein at least any two of the hydroxyl groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.

US Patents Pending:

There are currently three U.S. Patents pending.

Foreign Patents Pending:

There are currently patents pending in Brazil, Israel, Mexico, Argentina, Canada and the EC.

Foreign Patents Issued:

 Docket #     Region         Serial #    Description
 --------     ------         --------    -----------
 BST-99NZ     New Zealand    329397      Water-Stabilized Organosilane Compounds
 BST-100NZ    New Zealand    330379      Water-Stabilized Organosilane Compounds

INDUSTRY

According to the Center for Disease Control (CDC), more than two million patients in the U.S. each year contract an infection as a result of exposure while receiving healthcare in a hospital. S. AUREUS is among the most common causes of these hospital-acquired infections and is reportedly associated with a death rate of 10% to 25% because of its capacity to cause serious complications.
S. AUREUS can spread from the blood (bacteremia), to the bones (osteomyelitis), or the inner lining of the heart and its valves (endocarditis), or cause abscesses in internal organs such as the lungs and kidneys. Most at risk for these infections are surgical patients, trauma or burn victims, newborns whose immune systems are not yet developed and people with such chronic illnesses as diabetes, cancer, lung diseases or kidney diseases. People whose immune systems are suppressed due to disease, drugs or radiation therapy also are more susceptible to these bacterial infections.

Based on a 1995 study, the Lewin Group, an independent consulting group, published data on the incidence, deaths and direct medical costs of S. AUREUS infections in hospitalized patients in the New York City metropolitan area. The report found that in 1995 the total direct medical costs incurred as a result of
S. AUREUS infections was estimated at $32,100 per patient. S. AUREUS-associated hospitalizations resulted in more than twice the length of hospitalization stay, twice the deaths and twice the medical costs compared to an average hospital stay. Methicillin-resistant and methicillin-sensitive infections had similar direct medical costs, but resistant infections caused more deaths (21% versus 8%). These infections are difficult to treat because the bacteria that cause them are highly virulent and are resistant to many currently available antimicrobial drugs. Overall, 70% of the bacteria causing Gram-positive infections are resistant to at least one of the drugs most commonly used to treat these infections. Although the contribution of antibiotic resistance to the outcome of such infections is unclear, hospital-acquired infections of the bloodstream may represent the eighth leading cause of death in the U.S. The rise of antibiotic resistance has markedly curtailed options for treating these infections. The first penicillin-resistant strains of S. AUREUS were identified in 1944, and by the late 1950's, approximately half of S. AUREUS infections were of this type. Methicillin-resistant strains were identified in 1961, just one year after the introduction of this antibiotic. The CDC currently estimates that in large, urban U.S. hospitals, up to 55% of S. AUREUS infections are resistant to methicillin. In 1997, the first S. AUREUS strains with notably reduced sensitivity to vancomycin (so called, vancomycin intermediate sensitivity S. AUREUS - VISA strains) and teicoplanin were discovered. VISA strains have been isolated in 23 states within the U.S. and have contributed to the death of patients in the U.S., Europe and Japan.

The Biotechnology Industry

(Source: Ernst & Young LLP, Annual Biotechnology Industry Reports 1993 - 2001.)

More than 250 million people worldwide have been helped by the more than 117 biotechnology drug products and vaccines approved by the U.S. Food and Drug Administration (FDA). Of the biotech medicines on the market, 75 percent were approved in the last six years.

There are more than 350 biotech drug products and vaccines currently in clinical trials targeting more than 200 diseases, including various cancers, Alzheimer's disease, heart disease, diabetes, multiple sclerosis, AIDS and arthritis.

Biotechnology is responsible for hundreds of medical diagnostic tests that keep the blood supply safe from the AIDS virus and detect other conditions early enough to be successfully treated. Home pregnancy tests are also biotechnology diagnostic products.

Consumers are already enjoying biotechnology foods such as papaya, soybeans and corn. Hundreds of biopesticides and other agricultural products are also being used to improve our food supply and to reduce our dependence on conventional chemical pesticides.

Environmental biotechnology products make it possible to clean up hazardous waste more efficiently by harnessing pollution-eating microbes without the use of caustic chemicals.

Industrial biotechnology applications have led to cleaner processes that produce less waste and use less energy and water in such industrial sectors as chemicals, pulp and paper, textiles, food, energy, and metals and minerals. For example, most laundry detergents produced in the United States contain biotechnology-engineered enzymes.

DNA fingerprinting, a biotech process, has dramatically improved criminal investigation and forensic medicine, as well as afforded significant advances in anthropology and wildlife management.

There are 1,273 biotechnology companies in the United States, of which 300 are publicly held.

Market capitalization, the amount of money invested in the U.S. biotechnology industry, increased 156 percent in one year, soaring from $137.9 billion in 1999 to $353.5 billion in 2000.

The biotechnology industry more than doubled in size since 1993, with revenues increasing from $8 billion in 1993 to $22.3 billion in 2000.

The U.S. biotechnology industry currently employs 150,800 people; that's more than all the people employed by the toy and sporting goods industries.

Biotechnology is one of the most research-intensive industries in the world. The U.S. biotech industry spent $10.7 billion on research and development in 2000.

The top five biotech companies spent an average of $89,400 per employee on R&D in 2000. This compares with an average of $37,200 per employee spent by the top pharmaceutical companies.

The biotech industry is regulated by the Food and Drug Administration (FDA), the Environmental Protection Agency (EPA) and the Department of Agriculture (USDA).

Development of Biopharmaceutical Products
(Source: Biotechnology Industry Organization)

Biopharmaceutical products, vaccines, etc are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical studies and the filing of an initial new drug ("IND") application with the FDA, which must be accepted by the FDA before human clinical studies may commence. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. Phase IV trials monitor for adverse effects and are undertaken post-licensure as additional large-scale, long-term studies of morbidity and mortality. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved. The results of all trials are submitted in the form of a BLA/New Drug Application ("NDA") for approval to commence commercial sales. For BLA/NDA approval, the FDA requires, among other things, that the prospective manufacturer's methods conform to the agency's cGMP regulations, which must be followed at all times and that the prospective manufacturer submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

Target Selection, Screening and Testing

Target Selection. We focus on infectious diseases representing large and growing market opportunities with significant unmet medical needs. The selection of a particular therapeutic target relative to those infectious diseases takes into consideration the experience and expertise of our scientific management team and the likelihood that our proprietary compound library will yield biologically active drug molecules. The final selection is based on the probability of being able to generate a robust medicinal chemistry SAR analysis to assist lead optimization and secure relevant intellectual property rights.

Screening and Lead Optimization: We believe that our efficiency in selecting a lead chemical structure from our focused library distinguishes us from our competitors. Our ability to discover multiple compounds with antibiotic activity, as exemplified by our drug candidates, enhances early progress toward lead optimization.

The initial testing and proof of concept is accomplished through the use of directed but diverse cell-based and biochemical assays. Cell-based assays are used to analyze a drug candidate's activity in an environment similar to the environment within which the drug will interact in the infected host. These cell-based assays also help us to assess the cytotoxicity of drug candidates and the ability to penetrate host cell walls or membranes. This information, together with information our scientists gather on the metabolic profile of a compound, is highly valuable both when selection among lead candidates is necessary and also in later stages of development. Secondary assays of normal host cell functions are also used early in the discovery process to identify unwanted toxicities.

The conventional high-throughput screening employed at most major pharmaceutical companies typically relies upon the ability to screen millions of diverse synthetic compounds against purified enzymes in in-vitro biochemical assays. These screening efforts require tremendous technology and manpower resources, yet have led to the development of relatively few antibiotic products that are currently approved. Problems encountered with this approach include very low overall hit rates and considerable effort to eliminate the false hits caused by impurities, chemically active compounds or irrelevant mechanisms of inhibition. The hits that emerge from in vitro screens are often not "drug-like" molecules for a variety of reasons, including an inability to permeate cells and instability. Converting these hits into molecules that are more drug-like in character is often difficult. We believe our screening and lead optimization processes are more streamlined than those of many of our competitors.

Pharmacology and Pre-clinical Development: Once we have identified lead compounds, they are tested using in vitro and in vivo pharmacological studies and in vivo animal models of antibiotic efficacy. Using in vitro studies, our scientists are able to ascertain the relevance of intracellular activation, metabolism and protein binding. The in vivo pharmacokinetic studies identify the percentage of oral bioavailability and whole body metabolism of the compound. The animal model provides data on the efficacy of the compound and firmly establishes a proof of concept in a biologically relevant system.

Operations to Date

Since our inception we have recruited key staff in the areas of management, clinical research and development, and investment banking. Management has completed restructuring of the Board of Directors and has restructured the focus of the business model to include development of our Biocides and Biopharmaceutical divisions. We have completed the reverse merger of Nova Biogenetics, Incorporated from Healthcare Network Solutions and are moving forward with both private placement and secondary offering strategies to achieve the required funding for future development of our two divisions. We have completed all joint venture agreements necessary with regards to chemical compound patents and EPA registrations.

MARKET COMPETITION

Our industry is highly competitive and subject to rapid technological change. Significant competitive factors in our industry include:

product effectiveness;
safety;
timing and scope of regulatory approvals;
price of products;
availability of supply;
patent protection; and
sales and marketing capabilities

Many of the companies competing against us have total resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals of products for use in health care and marketing and selling those products. Accordingly, our competitors may succeed more rapidly than we will in obtaining FDA approval for products and achieving widespread market acceptance. If we obtain necessary regulatory approvals and commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

We believe that the quality and breadth of our technology, the skill of our employees, our ability to recruit and retain skilled employees, our aggressive program of seeking patent protection for our discoveries and our research and development capabilities are competitive strengths. However, many pharmaceutical and biopharmaceutical companies have significantly larger intellectual property portfolios than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in pre-clinical and clinical development, sales, marketing, manufacturing and regulatory affairs. Any drug candidates that we successfully develop will compete with existing therapies and therapies that are likely to become available in the future.

Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are pursuing novel drug therapies that target the same viral diseases. Some of the principal pharmaceutical companies with which we expect to compete directly include Boehringer Ingelheim, Bristol-Myers Squibb Co., F. Hoffman La Roche Holdings Ltd., GlaxoSmithKline plc, Johnson & Johnson, Merck and Co., Pfizer Inc and Schering-Keyes Corp. Some of the principal biopharmaceutical companies with which we expect to compete directly include Achillion Pharmaceuticals, Inc., Chiron Corp., Human Genome Sciences, Inc., InterMune, Inc., Gilead Sciences, Inc., Ribapharm Inc., Triangle Pharmaceuticals, Inc., Trimeris, Inc. and Vertex Pharmaceuticals Incorporated. Many of these companies and organizations, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we currently have or will have in the foreseeable future.

We believe that a significant number of drugs are currently under development and will become available in the future. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our product obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our drug candidates.

We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

Regulation

FDA Requirements for Drug Compounds: The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, promotion and marketing and distribution of pharmaceutical products. If we fail to comply with applicable regulatory requirements, we may be subject to a variety of administrative or judicially imposed sanctions.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include pre-clinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence in the United States, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which it is being tested. Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal trials to assess the potential safety and efficacy of the drug candidate.

The conduct of the pre-clinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of pre-clinical testing are submitted to the FDA as part of the IND to justify the administration of the drug candidate to human subjects in the proposed clinical trial. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, the proposed clinical trial may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND process can result in substantial delay and expense. Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Both, the study protocol and informed consent information for patients in clinical trials must be approved by the institutional review board at each institution where the trials will be conducted. Clinical trials to support new drug applications for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug candidate into healthy human subjects or patients, the drug candidate is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug candidate in the indication being studied. If a drug candidate is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase I, Phase II or Phase III testing of our drug candidates will be completed successfully within any specified time period, if at all. After completion of the required clinical testing, generally a new drug application, or NDA, is prepared and submitted to the FDA.
FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and pre-clinical testing and the compilation of data relating to the product's chemistry, pharmacology, manufacture, safety and effectiveness. The cost of the NDA is substantial, both in terms of studies required to generate and compile the requisite data, as well as the mandatory user fees submitted with the application. The FDA has 60 days from its receipt of the NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has 180 days in which to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission.

The FDA typically will refer the application to the appropriate advisory committee, typically a panel of clinicians and statisticians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. Approvable letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or may issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information. The FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Foreign Regulation of Drug Compounds Approval: A drug candidate must meet the comparable regulatory authorities standards necessary in foreign countries prior to the commencement of marketing of the drug candidate in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. In the European Union, or EU, investigational products are subject to extensive regulatory requirements.

As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by relevant regulatory agencies. In the EU, approval of new chemical compounds can at present be obtained only through one of two processes: Mutual Recognition Procedure. An applicant submits an application in one EU member state, known as the reference member state. Once the reference member state has granted the marketing authorization, the applicant may choose to submit applications in other concerned member states, requesting them to mutually recognize the marketing authorization already granted. Under this mutual recognition process, authorities in other concerned member states have 55 days to raise objections, which must then be resolved by discussions among the concerned member states, the reference member state and the applicant within 90 days of the commencement of the mutual recognition procedure. If any disagreement remains, all considerations by authorities in the concerned member states are suspended and the disagreement is resolved through an arbitration process. The mutual recognition process results in separate national marketing authorizations in the reference member state and each concerned member state. Centralized Procedure. This procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other "innovative medicinal products with novel characteristics." Under this procedure, an application is submitted to the European Agency for the Evaluation of Medical Products.

Two EU member states are appointed to conduct an initial evaluation of each application, the so-called Rapporteur and Co-Rapporteur countries. These countries each prepare an assessment report, which are then used as the basis of a scientific opinion of the Committee on Proprietary Medical Products, or CPMP. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the EU and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

Nova envisages that marketing applications for its drug candidates will be submitted via the centralized procedure. Several other European countries outside of the EU, for example in the Eastern European region, accept EU review and approval as a basis for their own national approval. Until recently, submissions to regulatory authorities in Asia for marketing authorization have been primarily based on using prior approvals in either the United States or the EU in addition to small, locally conducted studies. More and more companies are now performing key Phase III clinical trials in several of the major Asian countries such as Japan, China, Taiwan and South Korea. Local clinical trial applications, equivalent to INDs, are expected to be filed in several Asian countries including those listed above to permit the conduct of such key clinical trials in those regions.

Marketing applications similar to the United States NDA will be submitted to the appropriate regulatory authorities upon completion of all clinical trials. Marketing Applications Format As part of the ten-plus years of International Conference on Harmonization, or ICH, standardization initiatives spearheaded by the United States, EU and Japan, future marketing applications in these regions will be submitted as a core global dossier known as the Common Technical Document, or

CTD. The CTD will be the required submission format starting in summer 2003 and beyond. Electronic CTDs, or e-CTD, are currently being piloted and are anticipated to be required from that time point. Non-ICH regions such as Eastern and Central Europe, Latin America and China have indicated that the CTD will be an acceptable submission format.

Hazardous Materials

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

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

EMPLOYEES

We have seven full-time employees, two of whom are engaged in administrative, billing, research and client service activities, and two of whom, are in the antimicrobial sales. Additionally, from time to time we engage consultants and part-time contract employees on an as and when needed basis.

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

Our operations have never been profitable. We have incurred net losses since inception through June 30, 2003 of $ 294,158, and it is expected that we will continue to incur operating losses in the future. In fiscal 2003, we generated revenues of $129,034 and had a net loss of $294,158. As of June 30, 2003, we had a working capital deficit of $848,209. There is no assurance that we will operate profitably in the future.

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

As described above, the report of our independent auditors for fiscal 2003 contains a qualification as to our ability to continue as a going concern. We will need to raise additional capital or our ability to continue our operations, implement our business strategy and to generate any significant revenues will be adversely affected. The amount of additional capital we require is based upon a number of factors, including the level of our continuing revenues and costs associated with the marketing of our services. Even if we raise additional capital, we cannot guarantee you that we will ever generate any significant revenues or report profitable operations. In addition, our business plan may change or unforeseen events may occur which require us to raise additional funds.

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

If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Nova BioGenetics Inc held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our inability to raise the additional funds need will have a material adverse affect on our results of operations in future periods.

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

      - our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction

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

We are highly dependent on our management, in particular Dr. Cecil Smith, our CEO. We are parties to employment agreements with these individuals, if for any reason we should be deprived of their services our business would be adversely affected until we could find a suitable replacement.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We are located in the Northridge 400 Office Park at 8601 Dunwoody Place, Suite 338 in Atlanta, Georgia. The office contains approximately 3200 square feet and is currently under a five year lease through May 2008.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTCBB from November 2001 until it was approved for quotation on the OTCBB on January 4, 2002 under the symbol HNWS. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

                                                     High     Low
                                                     ----     ---

            November 2001 to December 31, 2001 .    $ 0.01   $ 0.00
            January 1, 2002 to March 31, 2002 ..    $ 0.25   $ 0.05
            April 1, 2002 to June 30, 2002 .....    $ 0.22   $ 0.015
            July 1, 2002 to September 30, 2002 .    $ 0.16   $ 0.09
            October 1, 2002 to December 31, 2002    $ 0.09   $ 0.04
            January 1, 2003 to March 31, 2003 ..    $ 0.16   $ 0.02
            April 1, 2003 to June 30, 2003 .....    $ 0.92   $ 0.09


Dividend Policy

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THERELATED NOTES INCLUDED IN THIS form 10-KSB. THIS QUARTERLY REPORT OF FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS.THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND, "COULD,""ESTIMATE," CONTINUE," `PLANS," OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS

REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-QSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS PROSPECTUS. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

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

Nova's proprietary technology has demonstrated that it is not susceptible to microbial adaptation (i.e., antibiotic resistance) in laboratory tests designed specifically for determining antibiotic resistance. This outcome is directly linked to the mechanism with which this technology affects microbial growth. The mechanism is best described as "electrocution" of actively growing microorganisms. Based on this knowledge and the availability of a vast number of proven "generic" antimicrobials, Nova will identify a series of "novel" target molecules with antiviral, antibacterial or antifungal functionality. In essence, the target molecules will function in a manner similar to targeted chemotherapy. The generic drug component of the molecule will be used to target the microorganism and act as a delivery device for the proprietary Nova technology, which will "kill" the microorganism.

FISCAL YEAR ENDED JUNE 30, 2003

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

         The company is involved in the widespread and uncontrolled use of antibiotics, both for human consumption and animal feed, has encouraged the development of drug resistance in a variety of pathogenic microorganisms. These microorganisms employ resistance mechanisms, which include the modification of the antibiotic structure, mutagenesis of key amino acids in the macromolecular targets of specific chemotherapeutics, or drug efflux from the cell, among others. These three main mechanisms have been identified in resistance profiles for systems involved in protein biosynthesis, nucleic acid replication, and bacterial cell wall generation.

         Most antibiotics presently in human use are natural products manufactured by different species of bacteria or fungi to be employed in their own survival for example, to kill other microbes in times of overpopulation.
In a natural environment, such as the soil, bacteria exchange genetic information (such as resistance genes) with great facility and lack of species specificity, thus allowing molecular determinants of resistance to be passed on to other microbes with great ease. Such resistance-development methodologies fall into three main categories:
(i) inactivation of the antibiotic by modification of its active chemical moiety; (ii) specific modification of the macromolecular target, i.e., by mutagenesis of key residues, and (iii) promotion of antibiotic efflux from the cell [2]. Today, the emergence of bacterial strains, which display resistance to a variety of drugs (multiple drug resistant; MDR), is the major cause of failure of treatment of infections worldwide. Methicillin-resistant STAPHYLOCOCCUS AUREUS (MRSA) strains already require vancomycin as the last resort for treatment, and STREPTOCOCCUS PNEUMONIAE strains, which no longer respond to vancomycin, have already been identified. Multi-drug resistant MYCOBATERIUM TUBERCULOSIS is another example of an emerging infectious disease with world-wide significance.

NOVA BIOGENETICS PHARMACEUTICAL DEVELOPMENT STRATEGY

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

         Nova's proprietary technology has demonstrated that it is not susceptible to microbial adaptation (i.e., antibiotic resistance) in laboratory tests designed specifically for determining antibiotic resistance. This outcome is directly linked to the mechanism with which this technology affects microbial growth. The mechanism is best described as "electrocution" of actively growing microorganisms. Based on this knowledge and the availability of a vast number of proven "generic" antimicrobials, Nova will identify a series of "novel" target molecules with antiviral, antibacterial or antifungal functionality. In essence, the target molecules will function in a manner similar to targeted chemotherapy. The generic drug component of the molecule will be used to target the microorganism and act as a delivery device for the proprietary Nova technology, which will "kill" the microorganism.

FISCAL YEAR ENDED JUNE 30, 2003

         Revenues are generated from one of our two business units. The Company is broken down into two divisions: Bio-pharmaceuticals and Antimicrobials/ Biocides. Revenues for the fiscal year ended June 30, 2003 were solely from the Antimicrobial/Biocides division and were $129,034. We are continuing with our marketing efforts and believe that our revenues for fiscal 2004 will exceed those of fiscal 2003.

         Cost of sales, which includes contract manufacturing, were $52,533 and other expenses were $354,503 including R&D, Salaries, Professional Fees and General and Administration for the fiscal year ended June 30, 2003.

         Salaries were $224,999 for the fiscal year ended June 30, 2003. Salaries, which consist of salaried and hourly employees, include staff used for, our technical development staff, marketing staff and office personnel and bonuses.

         As a result of these factors, we reported a net loss of $(294,158) or $(.01) per share for the fiscal year ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had a stockholders' deficit of $841,114. Since our inception, we have accumulated deficit of $ 294,158. Our operations and growth have been funded from third parties involved in a private placement amounting to approximately $85,000 and advances by our majority shareholder of $50,000. These funds were used for working capital and capital expenditures.

         Net cash used in operations during the fiscal year ended June 30, 2003 was $34,674 and was attributable to our loss from operations of $294,158 and increases in assets of $13,909 offset by non-cash compensation and depreciation of $1,080 and increases in accounts payable and accrued expenses of $272,433.

         Net cash provided by financing activities for the fiscal year ended June 30, 2003 was $35,600. Our subsidiary, Nova Biogenetics, Inc., received net proceeds from the sales of its common stock of $60,308. Additionally, we made repayments on notes payable of $9,096 and repayments of advances from a related party of $24,612.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

         Name                      Age          Position Held
         ----                      ---          -------------
         Dr. Cecil Smith           50           Chief Executive Officer
         Jerry Smith               60           President
         Todd Smith                36           Secretary/Treasurer, Director
         Timothy C. Moses          47           Director

CHIEF EXECUTIVE OFFICER / INTERIM CHAIRMAN OF THE BOARD: Dr. Cecil Smith has an extensive background in biohazard science, microbiology, clinical trials and laboratory research. In 1983 he received his Doctorate of Public Health - Biohazard Science and Laboratory Practice from the University of North Carolina, received his Master of Public Health in 1980, and received his Master of Science, Microbiology in 1977 from North Dakota State University.

Dr. Smith is an esteemed professional having several accreditations and has achieved many accomplishments as outlined below: Master of Science, Microbiology, North Dakota State University , Post-doctoral fellowship in infectious diseases, St. Jude Children's Research Hospital Farleigh S. Dickinson Fellow, recombinant DNA risk assessment studies, National Institutes of Health Assistant Vice President, Environmental Health and Safety, The Ohio State University The Ohio State University Distinguished Staff Award. The Ohio State University Business and Administration Pioneer Award Adjunct Professor, School of Public Health, Division of Environmental Sciences, The Ohio State University Member American Biological Safety Association, Publications Committee Member Ohio Public Employees Risk Reduction Advisory Committee Public Health Laboratories Director, The Tennessee Department of Health and Environment. Twenty years plus experience in public health, infectious diseases, risk analysis, biohazard control, occupational health and safety and environmental compliance Pioneered the development of state-of-the-art technology for microbial contamination control in a variety of settings including: healthcare facilities, the biotechnology industry and the disaster restoration/indoor environment arena National/International consulting experience. Member of The American Public Health Association and The American Biological Safety Association Member of the OSHA Advisory and Implementation Committees. Published in peer-reviewed Professional Journals Presented numerous technical papers to Professional Associations.

PRESIDENT: Director of Business Development Mr. Smith has extensive experience in the pharmaceutical industry serving over thirty four (34+) at Pharmacia, Pharmacia-Upjohn and its predecessors and joins the Company on July 1, 2003 as President. He has held positions in sales, marketing, field research, and management. He received his Bachelor of Science in Biology and Chemistry from Arkansas State University. Mr. Smith has been recognized for his many achievements and accomplishments, Bachelor of Science, Biology and Chemistry, Arkansas State University, Multiple recipient of The Upjohn Academy, Nominee for The W.E. Upjohn Award, Multiple recipient of Outstanding Employee Award, Advisory Board Committee Member, Georgia Academy of Family Physicians, Advisory Board Committee Member, Alabama Academy of Family Physicians, Member Alliance for Continuing Medical Education, Over thirty years of experience in the pharmaceutical industry, Conducted numerous medical presentations, Involved in numerous research studies with major medical institutions.

MR. TODD SMITH   SECRETARY / TREASURER
Mr. Smith has served as a financial advisor and investment banker for the past thirteen years. Mr. Smith graduated from Auburn University with a bachelor's degree in finance. Prior to joining Nova Biogenetics Mr. Smith held positions in the brokerage community most recently as Vice President at Morgan Stanley Dean Witter. In his thirteen years of brokerage experience Mr. Smith received many awards of excellence from a variety of institutional investment firms including AIM, Invesco, ING, and Equitable among others. Mr. Smith participated in over twenty initial public offerings. Mr. Smith joins Nova Biogenetics as director of investor relations and serves as Secretary/Treasurer and Chief Accounting Officer.

The role of CEO and President will be to further advance the Company's vision of becoming an industry leader as an innovative biopharmaceutical company and to further develop strategic relationships and partnerships with larger internationally known pharmaceutical companies.

CHIEF SCIENTIST: Dr. Cecil Smith is currently serving in this capacity. This position is currently open. However, the Company is outsourcing its scientific research to Universities and independent testing and research facilities at this time. The Company is currently searching and interviewing qualified candidates to fill this position who will be hired in conjunction with our initial round of financing. The role of chief scientist will be crucial in advancing the research and development efforts of the Company in a managed and focused manor that yields the highest results in line with our budgeting and the potential of our product base.

GENERAL MANAGER: Ms. Kimberely Casperson is currently acting as General Manager.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the fiscal year ended June 30, 2003, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 20, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information relating to the compensation paid by us during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2002 and 2001 (the "Named Executive Officers").

                                          Annual Compensation                        Long Term Compensation
                              ----------------------------------------------    ---------------------------------
                                                                   Other        Restricted    Securities
                                                                   Annual           Stock     Underlying
 Name and Principal           Fiscal     Salary       Bonus     Compensation      Awards       Options       All
 Position Compensation        Year         ($)         ($)          ($)             ($)        SAR (#)      Other
 -------------------------    ------    --------    --------    ------------    ----------    ----------    -----
 Sharon Allred-Former-CEO      2002     $150,000    $ 47,500       $  -0-        $150,000       400,000      -0-
 Mr. Jerry Smith-President     2003     $  -0-      $  -0-         $  -0-        $  -0-           -0-        -0-
 Dr. Cecil Smith-CEO           2003     $  -0-      $  -0-         $  -0-        $  -0-           -0-        -0-
 *  Mr. Tim Moses              2003     $125,000    $  -0-         $  -0-        $  -0-           -0-        -0-

_________
* Mr. Moses is currently accruing his salary, and has not received any payroll from the company

Employment Agreements

EMPLOYMENT AGREEMENT made and entered into effective as of March 19, 2003 by and between Nova BioGenetics, Inc (the "Company") and Mr. Timothy . During the Employment Term, the Company shall pay the Executive an annual base salary of Two Hundred and Fifty Thousand[ $250,000] (the "Base Salary"),beginning from the effective date of this contract, at the annual rate of no less than the rate of base salary in effect as of the Effective Date. Base Salary shall be payable in regular installments in accordance with the Company's usual payroll practices. The Management Compensation Committee of the Board (the "Compensation Committee") shall review the Base Salary for the purpose of increasing it in accordance with its normal review procedures.

Option / Sar Grants In Last Fiscal Year

None

Stock Option Plan

Pursuant to August 2001 Board of Directors approval and subsequent stockholder approval, we adopted our 2001 Non-Statutory Stock Option Plan ("Plan") whereby we reserved for issuance up to 9,000,000 shares of our common stock. In November 2001 we filed a registration statement on Form S-8 registering the shares of common stock issuable upon the exercise of options granted under the Plan. At September 30, 2003 there are options to acquire 1,382,000 shares of our common stock at exercise price of $0.05 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding our common stock beneficially owned as of June 30, 2003 by: (1) each person who is known by us to own beneficially 5% or more of our common stock; (2) each of our executive officers and directors; and (3) all of our executive officers and directors as a group. In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of June 30, 2003, there were 50,000,000 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 8601 Dunwoody Place, Suite 338, Atlanta, Georgia 30350

Pre-Reverse
                                            Number of Shares
          Name and Address                  of Common Stock
        of Beneficial Owners               Beneficially Owned      Percentage(%)
        --------------------               ------------------      -------------
L.B. Steele ..............................     1,800,000
Gary B. Wolff ............................       890,000
JT Tucker, Inc. ..........................       890,000
M 5 Trust Fund I .........................    21,054,904
Jerry Smith ..............................        89,000
Cecil Smith ..............................        89,000
M5 Trust Fund II .........................       585,000
Shelley Moses ............................       890,000
International BioChemical Industries, Inc.     4,425,000
Sharon Allred ............................       250,000
Sharon Allred ............................       250,000
Sharon Allred ............................       250,000
Sharon Allred ............................       250,000
Sharon Allred ............................       250,000
Sharon Allred ............................       250,000
Sharon Allred ............................       300,000
BioShield Technologies, Inc. .............     4,453,284

All executive officers and directors as a group (four persons)

(2) Timothy C. Moses holdings are beneficially owned by M5 Trust Fund I

(3) Dr. Kevin Smith holdings are beneficially owned by Domus Trust Fund, his wife Rodothea Smith, and others.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We were formed in April, 2001. In connection with our formation, BSTI purchased at par value 8,100,000 shares of our common stock. Thereafter and prior to June 30, 2001 an aggregate of 7,400,000 shares of our common stock were issued at par value to the following persons and/or firms for a consideration of par value per share:

               Name            Number of Shares
               ----            ----------------
         Sharon Allred ........    1,800,000
         Domus Trust Fund......    1,800,000
         M5 Trust Fund ........    1,800,000
         John LLC .............    1,400,000
         Gary B. Wolff ........      600,000

Through June 2001, BSTI made a capital contribution to us in the sum of $13,190. During fiscal 2002, it made a capital contribution to us of $85,000.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1      Registrant's Certificate of Incorporation (1)

         3.2      Registrant's Amended and Restated By-Laws (1)

         10.1     2001 Non Statutory Stock Option Plan (2)

         10.2     Employment Agreement between the Registrant and Dr. Cecil
                  Smith (1)

         10.3     Employment Agreement between the Registrant and Jerry Smith
                  (1)

         10.4     Employment Agreement between the Registrant and Todd Smith (1)

         10.5     Employment Agreement between the Registrant and Timothy C.
                  Moses (1)

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Principle Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Principle Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         ---------

         (1) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-SB as filed on September 27, 2002.

         (2) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form S-8 as filed on November 30, 2002.

(b) Reports on 8-K

         None

ITEM 14. CONTROLS AND PROCEDURES


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned and duly authorized Nova BioGenetics, Inc.

/s/ Dr. Cecil Smith
-------------------
By: Dr. Cecil Smith
    Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated Signatures Dates



By: /s/ Dr. Cecil Smith                 November 17, 2003
    ---------------
    Dr. Cecil Smith
    Chief Executive Officer and
    Executive Director


By: /s/ Jerry Smith                     November 17, 2003
    ---------------
    Jerry Smith, President
    Director


By: /s/ Todd Smith                      November 17, 2003
    --------------
    Secretary / Treasurer


By: /s/ Kevin F. Smith                  November 17, 2003
    ------------------
    Kevin F. Smith
    Director


By: /s/ Tim Moses                       November 17, 2003
    -------------
    Tim Moses
    Director

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE NO.
                                                                        --------

Report of Independent Auditors'..............................................F-2

Balance Sheet - June 30, 2003................................................F-3

Statement of Operations - For the year ended June 30, 2003...................F-4

Statements of Stockholders' Deficit - For the years ended
         June 30, 2003 and 2002..............................................F-5

Statements of Cash Flows - For the year June 30, 2003........................F-6

Notes to Financial Statements........................................F-7 to F-19

                         REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and Stockholders' of Nova Biogenetics, Inc.

         We have audited the accompanying balance sheet of Nova Biogenetics, Inc. (formerly Healthcare Network Solutions, Inc.) as of June 30, 2003 and the related statement of operations, stockholders' deficit and cash flows for the fiscal year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Biogenetics, Inc. (formerly Healthcare Network Solutions, Inc.) as of June 30, 2003 and the results of its operations and its cash flows for the fiscal year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                        Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
November 14, 2003

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                                  BALANCE SHEET
                                 June 30, 2003

                                     ASSETS

Current assets:
   Cash ............................................................  $   2,046
   Accounts receivable, net of allowance for doubtful accounts
     of $21,588 ....................................................     34,450
   Other current assets ............................................        134
                                                                      ---------

           Total current assets ....................................     36,630

Property and equipment (net of accumulated depreciation of $180) ...      3,620

Other assets .......................................................      3,475
                                                                      ---------

           Total assets ............................................  $  43,725
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable ...................................................  $ 490,904
   Accounts payable and accrued expenses ...........................    321,720
   Due to related party ............................................     72,215
                                                                      ---------

           Total current liabilities ...............................    884,839
                                                                      ---------

Stockholders' deficit:
   Common stock ($0.0001 par value; 50,000,000 authorized shares;
       50,000,000 shares issued and outstanding) ...................      5,000
   Additional paid-in capital ......................................     70,538
   Accumulated deficit .............................................   (916,652)
                                                                      ---------

           Total stockholders' deficit .............................   (841,114)
                                                                      ---------

           Total liabilities and stockholders' deficit .............  $  43,725
                                                                      =========

                 See accompanying notes to financial statements.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                             STATEMENT OF OPERATIONS
                            YEAR ENDED JUNE 30, 2003


SALES ......................................................       $    129,034

COST OF SALES ..............................................             52,533
                                                                   ------------

GROSS PROFIT ...............................................             76,501
                                                                   ------------

OPERATING EXPENSES:
    Salaries ...............................................            224,999
    Professional fees ......................................             12,650
    Research and development ...............................             29,206
    Other selling, general and administrative ..............             87,648
                                                                   ------------

        Total Operating Expenses ...........................            354,503
                                                                   ------------

LOSS FROM OPERATIONS .......................................           (278,002)

OTHER EXPENSES:
   Interest expense ........................................            (16,156)
                                                                   ------------

NET LOSS ...................................................       $   (294,158)
                                                                   ============

BASIC AND DILUTED:
      Net Loss Per Common Share ............................       $      (0.01)
                                                                   ============

      Weighted Common Shares Outstanding ...................         50,000,000
                                                                   ============



             See accompanying notes to financial statements.

                                            NOVA BIOGENETICS, INC.
                                 (Formerly Healthcare Network Solutions, Inc.)
                                 STATEMENT OF CHANGES IN STOCKHODERS' DEFICIT
                                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                              Common Stock          Additional
                        -----------------------      Paid-In      Accumulated      Deferred
                           Shares       Amount       Capital        Deficit       Compensation       Total
                        -----------     -------     ---------     -----------     -----------     -----------
Balance,
  July 1, 2001 .....     15,500,000     $ 1,550     $  13,190     $   (25,660)    $         -     $   (10,920)

Capital Contribution              -           -        85,000               -               -          85,000

Shares issued for
  debt .............      1,500,000         150       149,850               -               -         150,000

Exercise of stock
  options ..........      4,946,810         495       245,058               -               -         245,553

Common stock options
  and warrants
  granted ..........              -           -       229,675               -         (34,931)        194,744

Common stock issued
  for services .....         40,000           4         3,996               -               -           4,000

Additional shares
  issued in
  connection with
  spin-off .........         59,252           6            (6)              -               -               -

Net loss for the
  year ended
  June 30, 2002 ....              -           -             -      (1,019,402)              -      (1,019,402)
                        -----------     -------     ---------     -----------     -----------     -----------

Balance,
  June 30, 2002 ....     22,046,062       2,205       726,763      (1,045,062)        (34,931)       (351,025)

Recapitalization in
  connection with
  reverse
  acquisition ......     31,253,938       3,125      (726,763)        422,568          34,931        (266,139)

Cancelation of
  former directors
  and officers
  shares ...........     (3,300,000)       (330)          330               -               -

Issuance of options
  for services by
  subsidiary prior
  to reverse
  acquisition ......              -           -           900               -               -             900

Sale of subsidiary's
  common stock prior
  to reverse
  acquisition ......              -           -        69,308               -               -          69,308

Net loss for the
  year ended
  June 30, 2003 ....              -           -             -        (294,158)              -        (294,158)
                        -----------     -------     ---------     -----------     -----------     -----------

Balance,
  June 30, 2003 ....     50,000,000     $ 5,000     $  70,538     $  (916,652)    $         -     $  (841,114)
                        ===========     =======     =========     ===========     ===========     ===========

                                See accompanying notes to financial statements.

                                                      F-5

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2003


Cash flows from operating activities:
  Net loss .......................................................    $(294,158)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Issuance of options for services rendered of subsidiary
         prior ot reverse acquisition ............................          900
    Depreciation .................................................          180

   (Increase) decrease in:
    Accounts receivable ..........................................      (10,420)
    Due from related party .......................................         (134)
    Other assets .................................................       (3,475)

   Increase in:
    Accounts payable and accrued expenses ........................      272,433
                                                                      ---------

Net cash used in operating activities ............................      (34,674)
                                                                      ---------

Cash flows from investing activities:
    Cash from acquisition ........................................        1,120
                                                                      ---------

Net cash provided by investing activities ........................        1,120
                                                                      ---------

Cash flows from financing activities:
    Due to related party .........................................      (24,612)
    Repayments of notes payable ..................................       (9,096)
    Proceeds from sale of Nova Biogenetics common stock ..........      106,250
    Offering costs associated with the sale of
        Nova Biogentics common stock .............................      (36,942)
                                                                      ---------

Net cash provided by financing activities ........................       35,600
                                                                      ---------

Net increase in cash .............................................        2,046

Cash at beginning of period ......................................            -
                                                                      ---------

Cash at end of period ............................................    $   2,046
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .......................................................    $       -
                                                                      =========
  Income Taxes ...................................................    $       -
                                                                      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of related party debt into common shares ............    $ 275,000
                                                                      =========
  Forgiveness of accrued liabilities and related party debt
   in connection with reverse acquisition ........................    $ 114,541
                                                                      =========
  Issuance of note payable for joint venture agreement ...........    $ 500,000
                                                                      =========
  Acquisition of capital assets for related party debt ...........    $   3,800
                                                                      =========

                     See accompanying notes to financial statements.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                         (NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

On March 19, 2003, Nova Biogenetics, Inc. ("Nova") was acquired by Healthcare Network Solutions, Inc. ("HNS"), for 31,253,938 shares of HNS stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Nova and HNS. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Nova, pursuant to which Nova is treated as the continuing entity. On July 11, 2003, the Company merged its two entities into a single corporation under the name Nova Biogenetics, Inc.

Nova was incorporated in the State of Delaware on July 22, 2002. Nova is a biopharmaceuticals company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases. Nova Biogenetics' pipeline is based on proprietary patented technology used as a broad base for applications with existing antibiotic compounds. Attaching the proprietary patented technology to antibiotic compounds can extend the antimicrobial spectrum of antibiotics as well as, facilitate the antimicrobial action of existing antibiotics. The statement of operations and cash flows includes the results of Nova from July 22, 2002 (inception) through June 30, 2003.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Nova Biogenetics, Inc. (formerly Healthcare Network Solutions, Inc.) and its wholly-owned subsidiary, Nova Biogenetics, Inc. All material intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, loans payable, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities such as potentially dilutive securities including "in-the-money" stock options and warrants. During fiscal 2003, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements as discussed in
Note 12.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN No. 45 as of February 28, 2003. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently analyzing the existing guidance and reviewing any developments with regard to the proposed FASB Staff Positions issued on the implementation of FIN No. 46 which are currently subject to public comment. Therefore, the Company cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The Company adopted the provisions of the EITF in the fourth quarter of fiscal 2003 and, as the Company's policies were already consistent with those of EITF 02-16, the adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2003, the Company has a negative working capital of $848,209, a stockholders' deficit of $841,114. There is substantial doubt that it will be able to continue as a going concern without additional funding. Management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT

Fixed assets as of June 30, 2003 consisted of the following:

                                      Estimated
                                        Life
Office equipment                       5 Years      $3,800
Less: accumulated depreciation                        (180)
                                                    ------
                                                    $3,620
                                                    ======

Depreciation expense for the fiscal year ended June 30, 2003 was $180.

NOTE 4 - LICENSE

On January 27, 2003, Nova Biogenetics, Inc. ("Nova") purchased and received assignment from International Biochemical Industries, Inc. ("IBCL"), IBCL's entire rights, title and interest to certain identifiable intellectual property as well as to applications therefrom and all patents and extensions thereof.

The purchase price was 500,000 shares of Nova's stock and $500,000. This amount is secured by a $500,000 promissory note bearing interest at 6% per annum due June 30, 2003. Additionally, Nova will pay 5% of all gross sales of the product sold by using the intellectual property. The balance of this note as of June 30, 2003 is $490,904 and is past maturity.

IBCL is a company whose president and shareholder is the parent of the children who are principal owners of Nova. Accordingly, the accounting for the agreement and intellectual property was accounted for at IBCL's historical basis for such assets which was $0.

The corresponding shares and notes for such assets have been recorded as a distribution.

NOTE 5 - NOTES PAYABLE

In January 2002, the Company borrowed $275,000 from third parties under various loan agreements. Interest accrues from the date of the note and is payable annually on the unpaid principal at the rate per annum of 10%. Any overdue payment of principal on these notes bears interest at fifteen percent (15%) per annum until paid. The entire outstanding principal balance, together with all unpaid accrued interest was due in April 2002. These notes were discharged through the issuance of shares of the Company's subsidiary, Nova Biogenetics, Inc. which were subsequently exchanged for shares of the Company's common stock in the Exchange on March 18, 2003.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 6 - DUE TO RELATED PARTY

As of June 30, 2003, Company has non-interest bearing loans payable to IBCL in the amount of $72,215. This amount includes accrued interest on the $500,000 loan related to the license agreement, such accrued interest is $8,585 as of June 30, 2003.

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

In March 2002, the Company issued 1,500,000 shares to an officer of the Company for debt amounting to $150,000 in connection with a signing bonus.

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

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

During fiscal year ended June 30, 2003, but prior to the exchange, the Company's subsidiary sold shares of its common stock and raised gross proceeds of $106,250. Offering costs associated with this sale of common stock were $36,942 for net proceeds of $69,308. These amounts have been reclassified to additional paid-in capital as part of the Exchange.

In connection with its reverse acquisition completed on March 18, 2003, the Company issued 31,253,938 shares of its common stock to the shareholders of Nova for all the outstanding shares of Nova. In connection with this acquisition certain former officers and directors of the Company agreed to cancel all there outstanding shares totaling 3,300,000 shares of the Company's common stock.

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

In fiscal year ended June 30, 2002, the fair value of each option granted to consultants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging from 0% - 260%; risk-free interest rate of 5.00 percent and an expected holding periods of 2 to 5 years.

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

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

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

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

During May 2002, pursuant to the Plan, the Company granted and immediately exercised stock options for 3,050,000 shares of common stock to consultants for services rendered. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the Company recorded consulting expense of $150,000.

During fiscal 2002, pursuant to the Plan, , the Company granted 1,478,810 stock options to certain employees whom it considers to be important to its current proposed business activities, with all options exercisable at $0.05 per share for a period of five years until December 16, 2006.
As of June 30, 2002, employees have exercised stock options for 696,810 shares of common stock.

Prior to the reverse acquisition, the Company's subsidiary issued 18,000 options to purchase shares of the subsidiary's common stock exercisable at $0.05 per share. The subsidiary recognized noncash consulting expense of $900, such options were converted into shares of the Company's common stock as part of the exchange on March 18, 2003.

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

A summary of outstanding options and warrants at June 30, 2003 are as follows:

                                  Shares
                                Underlying    Range of     Remaining    Average
                                 Options/     Exercise    Contractual   Exercise
                                 Warrants      Price         Life        Price
                                ----------   ----------   -----------   --------
Outstanding at June 30, 2001 ..          -   $    -            -         $ -
Granted .......................  8,853,810    0.05-1.00     2-5 yrs       0.17
Expired .......................          -        -            -           -
Exercised ..................... (4,946,810)   0.00-0.05        -          0.05
                                ----------   ----------   -----------   --------
Outstanding at June 30, 2002 ..  3,907,000   $0.05-1.00    2-5 years     $0.32
Granted .......................          -        -            -           -
Canceled ...................... (2,525,000)  $0.05-1.00    1-4 years      0.41
Exercised .....................          -        -            -           -
                                ----------   ----------   -----------   --------
Outstanding at June 30, 2003 ..  1,382,000   $   0.05      1-5 years     $0.05

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

The following table summarizes the Company's stock options outstanding at June 30, 2003:

                          Options outstanding             Options exercisable
                   ----------------------------------    ---------------------
                                Weighted     Weighted                 Weighted
                                 average     average                  average
    Range of                    remaining    exercise                 exercise
 exercise price     Number        life        price       Number       price
 --------------    ---------    ---------    --------    ---------    --------
     $ 0.05        1,382,000       2.78       $ 0.05     1,382,000     $0.05
                   =========                             =========

NOTE 8 - INCOME TAXES

As of June 30, 2003, the Company has available unused federal net operating loss ("NOL") carryovers of approximately $294,000 that may be applied against future taxable income and expire through 2023. As result of net losses, since inception, the Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

         Deferred tax asset:
          Net operating loss carryforward ..........  $ 100,000
          Valuation allowance ......................   (100,000)
                                                      ---------
         Net deferred tax asset ....................  $       -
                                                      =========

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2002:

         Statutory federal rate ....................     (34.0%)
         Net operating loss not utilized ...........      34.0%
                                                      ---------
         Effective tax rate ........................          -
                                                      =========

NOTE 9 - COMMITMENTS

A) Employment Agreement

On March 19, 2003, the Company entered into an employment agreement with its former CEO, this officer is still employed by the Company under the same terms of this agreement. The agreement is for five years with a base salary of $250,000. Additionally, this executive is entitled to a guaranteed bonus of 100% of the preceding year's salary over the term of the agreement, payable at the discretion of the Company's compensation committee. As of June 30, 2003, the Company has accrued bonus's payable to this officer of approximately $136,000.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 9 - COMMITMENTS (continued)

B) Lease

On June 1, 2003, the Company entered into a five-year operating lease for office space in Atlanta, Georgia. Monthly rent during the first year of the agreement is $2,082. Additionally, the Company paid a security deposit of $3,475.

  The future minimum lease payments are as follows:

         June 30, 2004 .............  $  24,984
                  2005 .............     25,734
                  2006 .............     26,514
                  2007 .............     27,295
                  2008 .............     28,107
                                      ---------
                                      $ 132,634
                                      =========

Rent expense for the year ended June 30, 2003 was $2,242.

NOTE 10 - SUBSEQUENT EVENTS

In July 2003, the Company enacted a 1-for-8.9 reverse common stock split which is subject to the approval of the Company's shareholders.

On July 11, 2003, the Company entered into an employment agreement with its Chief Executive Officer. The term of this agreement is for five years. The base salary under this agreement is $126,000 annually subject to review by the Company's compensation committee. The executive is also entitled to a bonus of at least 100% of the preceding year's salary throughout the term of this agreement. Additionally, the executive is guaranteed a minimum of $250,000 for basic research to be conducted at Ohio State University. Also, the executive shall receive 5% of the first biopharmaceutical sales and 2.5% of the second sale made by the Company, and he shall receive 5% of the first licensing agreement with a biopharmaceutical company. Finally, this executive shall be issued 500,000 shares of the Company's common stock.

On July 11, 2003, the Company entered into a five year employment agreement with its President. The base salary is to be determined at a future date; however, this executive shall receive 2% of all Joint Partner Relationship monies received from such partners, if any. Additionally, this executive shall receive 250,000 shares of the Company's common stock.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2003

NOTE 10 - SUBSEQUENT EVENTS (continued)

On September 1, 2003, the Company entered into a five year employment agreement with its Director of Investment and Investor Relations. The agreement calls for the individual to receive 11% of all capital raised by this individual and 3 1/2% in warrants on the monies raised. Additionally, this individual is to be granted 200,000 shares of the Company's common stock which shall be released to this individual in 20,000 share blocks for every $100,000 in capital the individual raises on behalf of the Company.

In October 1, 2003, with the approval of the Company's board of directors, the Company authorized the issuance of 1,494,000 common shares to its officers, directors and employees.