Form 10QSB
period 2003-09-30
NOVA BIOGENETICS INC
filed 2003-12-02
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2003
                                              ------------------

                                       Or

         [ ]      TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______


                        Commissions file number 001-16703
                                                ---------


                              NOVA BIOGENETIC, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                    58-2618895
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


         8601 Dunwoody Place, Suite 338, Atlanta, Georgia      30350
         ------------------------------------------------    ----------
             (Address of Principal Executive Offices)        (Zip Code)


                                 (770) 650-6508
                            -------------------------
                            Issuer's telephone number


The company had 5,617,978 shares issued and outstanding of the Common Stock issued as of November 30, 2003.

     Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                    ---     ---

                             NOVA BIOGENETICS, INC.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet ........................................   3

         Consolidated Statements of Operations .............................   4

         Consolidated Statements of Cash Flows .............................   5

         Notes to Interim Financial Statements ............................. 6-7

Item 2.  Management's Discussion and Analysis of Plan of Operations ........8-10

Item 3.  Controls and Procedures ...........................................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  11

Item 2.  Changes in Securities .............................................  11

Item 3.  Defaults Upon Senior Securities ...................................  11

Item 4.  Submission of Matters to Vote of Security Holders .................  11

Item 5.  Other Information .................................................  11

Signatures .................................................................  12

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                                  BALANCE SHEET
                               September 30, 2003


                                     ASSETS

Current assets:
  Cash ..........................................................   $     7,276
  Accounts receivable, net of allowance for
    doubtful accounts of $21,588 ................................        35,001
  Other current assets ..........................................             -
                                                                    -----------

    Total current assets ........................................        42,277

Property and equipment (net of accumulated
  depreciation of $370) .........................................         3,430

Other assets ....................................................         3,475
                                                                    -----------

    Total assets ................................................   $    49,182
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable .................................................   $   490,904
  Accounts payable and accrued expenses .........................       394,314
  Due to shareholder ............................................        45,708
  Due to related party - IBCL ...................................        75,864
                                                                    -----------

    Total current liabilities ...................................     1,006,790
                                                                    -----------

Stockholders' deficit:
  Common stock ($0.0001 par value;
    50,000,000 authorized shares;
    5,617,978 shares issued and outstanding) ....................           562
  Additional paid-in capital ....................................        74,976
  Accumulated deficit ...........................................    (1,033,146)
                                                                    -----------

    Total stockholders' deficit .................................      (957,608)
                                                                    -----------

    Total liabilities and stockholders' deficit .................   $    49,182
                                                                    ===========


                 See accompanying notes to financial statements.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                             STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2003
                                   (Unaudited)




SALES .......................................................       $    56,477

COST OF SALES ...............................................            10,519
                                                                    -----------

GROSS PROFIT ................................................            45,958
                                                                    -----------

OPERATING EXPENSES:
    Salaries ................................................            68,043
    Professional fees .......................................            10,160
    Research and development ................................            19,525
    Other selling, general and administrative ...............            59,546
                                                                    -----------

        Total Operating Expenses ............................           157,274
                                                                    -----------

LOSS FROM OPERATIONS ........................................          (111,316)
                                                                    -----------

OTHER INCOME (EXPENSES):
   Other income .............................................             1,072
   Interest expense .........................................            (6,250)
                                                                    -----------
                                                                         (5,178)

NET LOSS ....................................................       $  (116,494)
                                                                    ===========

BASIC AND DILUTED:
      Net Loss Per Common Share .............................       $     (0.02)
                                                                    ===========

      Weighted Common Shares Outstanding ....................         5,617,978
                                                                    ===========


                 See accompanying notes to financial statements.

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                            STATEMENTS OF CASH FLOWS
                  For the Three Months Ended September 30, 2003
                                   (Unaudited)


Cash flows from operating activities:
  Net loss .......................................................    $(116,494)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation .................................................          190

   (Increase) decrease in:
    Accounts receivable ..........................................         (551)
    Due from related party .......................................          134

   Increase in:
    Accounts payable and accrued expenses ........................       72,594
                                                                      ---------

Net cash used in operating activities ............................      (44,127)
                                                                      ---------

Cash flows from financing activities:
    Due to related party - IBCL ..................................        3,649
    Due to shareholder ...........................................       45,708
                                                                      ---------

Net cash provided by financing activities ........................       49,357
                                                                      ---------

Net increase in cash .............................................        5,230

Cash at beginning of fiscal year .................................        2,046
                                                                      ---------

Cash at end of period ............................................    $   7,276
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .......................................................    $       -
                                                                      =========
  Income Taxes ...................................................    $       -
                                                                      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of related party debt into common shares ............    $ 275,000
                                                                      =========
  Forgiveness of accrued liabilities and related party debt
   in connection with reverse acquisition ........................    $ 114,541
                                                                      =========
  Issuance of note payable for joint venture agreement ...........    $ 500,000
                                                                      =========
  Acquisition of capital assets for related party debt ...........    $   3,800
                                                                      =========


                 See accompanying notes to financial statements.

                             NOVA BIOGENETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

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

The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended June 30, 2003 included in the Company's Annual Report on Form 10-KSB.


2. NATURE OF BUSINESS

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

Nova was incorporated in the State of Delaware on February 1, 2002. Nova is a biopharmaceuticals company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases. Nova Biogenetics' pipeline is based on proprietary patented technology used as a broad base for applications with existing antibiotic compounds. Attaching the proprietary patented technology to antibiotic compounds can extend the antimicrobial spectrum of antibiotics as well as, facilitate the antimicrobial action of existing antibiotics.


3. DUE TO SHAREHOLDER

During the quarter ended September 30, 2003, a shareholder advanced non-interest bearing loans amounting to $45,708 as of September 30, 2003.

                             NOVA BIOGENETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

4. STOCKHOLDERS' DEFICIT

During the quarter ended, with the approval of its shareholders, the Company affected an 8.9-for-1 reverse stock split, this resulted in 5,617,978 post split shares outstanding.

A summary of outstanding options and warrants at September 30, 2003 are as follows:

                             Shares
                           Underlying    Range of     Remaining     Average
                            Options/     Exercise    Contractual    Exercise
                            Warrants      Price         Life         Price
                           ----------    --------    -----------    --------
 Outstanding at
  June 30, 2003 .........   1,382,000     $ 0.05      1-4 years      $ 0.05
 Granted ................        -           -            -             -
 Expired ................        -           -            -             -
 Exercised ..............        -           -            -             -
                           ----------    --------    -----------    --------
 Outstanding at
  September 30, 2003 ....   1,382,000     $ 0.05      1-4 years      $ 0.05


The following table summarizes the Company's stock options outstanding at September 30, 2003:

                    Options outstanding             Options exercisable
             ----------------------------------    ---------------------
                          Weighted     Weighted                 Weighted
 Range of                  average     average                  average
 exercise                 remaining    exercise                 exercise
  price       Number        life        price       Number        price
 --------    ---------    ---------    --------    ---------    --------

  $ 0.05     1,382,000      2.78        $ 0.05     1,382,000     $ 0.05
             =========                             =========


5. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2003, the Company has a negative working capital of $964,513, a stockholders' deficit of $1,033,146. There is substantial doubt that it will be able to continue as a going concern without additional funding. Management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


6. SUBSEQUENT EVENTS

In October 1, 2003, with the approval of the Company's board of directors, the Company authorized the issuance of 1,494,000 common shares to its officers, directors and employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB as amended for the year ended June 30, 2003. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003

Revenues generated are for operations during the Quarter ending September 30, 2003 and were $56,477. There are no comparisons as to previous periods, due to the reverse acquisition occurrence on March 18th, 2003 and due to Nova not commencing operating activities until December 2002.

Cost of goods sold are from products purchased from our vendors at a cost of $10,519 or 19% of sales for the three months ended September 30, 2003, and is associated with our Antimicrobial/biocides Division. Salaries and payroll taxes were $68,043 for the three months ended September 30, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel. Accrued salaries amounted to $261,781 and are attributable to unpaid executive salaries.

As a result of these factors, we reported a net operating loss of $(116,494) or $(.02) per share for the three months ended September 30, 2003, which was primarily due to accrued salaries.

Other expenses were $6,250 for interest due to Novas', affiliated party.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, and since our inception and with the reverse acquisition we had a stockholders' deficit of $957,608. We have no material commitments for capital expenditures. Other than cash generated from our operations, we currently have no additional sources of capital. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

Net cash used in operations during the three months ended September 30, 2003 was $44,17 and was attributable to our loss from operations of $116,494 primarily offset by increases in accounts payable $72,594.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended, with the approval of its shareholders, the Company affected an 8.9-for-1 reverse stock split, this resulted in 5,617,978 post split shares outstanding.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Network Solutions, Inc.

Dated: December 2, 2003                    By: /s/ Todd Smith
                                               ---------------------------------
                                               Todd Smith, Sec/Tres

                                           By: /s/ Todd Smith
                                               ---------------------------------
                                               Todd Smith, Principal Financial
                                               Officer and Director