Form 10QSB
period 2003-12-31
NOVA BIOGENETICS INC
filed 2004-03-15
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended DECEMBER 31, 2003
                                              ------------------

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


The Company had 7,788,316 shares issued and outstanding of the Common Stock issued as of December 31, 2003.

 Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                ---     ---

                             NOVA BIOGENETICS, INC.
                              FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheet
                  December 31, 2003(Unaudited)                                 3

         Statements of Operations (Unaudited)
                  For the three and six months ended
                  December 31, 2003 and 2002                                   4

         Statements of Cash Flows (Unaudited)
                  For the six months ended
                  December 31, 2003 and 2002                                   5

         Notes to Interim Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Plan of Operations          8-9

Item 3.  Controls and Procedures                                               9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to Vote of Security Holders                    10

Item 5.  Other Information                                                    10

Signatures                                                                    11

                             NOVA BIOGENETICS, INC.
                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash .......................................................      $       424
  Accounts receivable, net of allowance for
   doubtful accounts of $21,588 ..............................           32,212
  Other current assets .......................................              550
                                                                    -----------

    Total current assets .....................................           33,186

Property and equipment (net of accumulated
 depreciation of $505) .......................................            3,295

Other assets .................................................            3,475
                                                                    -----------

    Total assets .............................................      $    39,956
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable ..............................................      $   490,904
  Accounts payable and accrued expenses ......................          179,554
  Due to shareholder .........................................           40,809
  Due to related party - IBCL ................................           83,288
                                                                    -----------

    Total current liabilities ................................          794,555
                                                                    -----------

Stockholders' deficit:
  Common stock ($0.0001 par value;
   50,000,000 authorized shares;
   7,788,316 shares issued and outstanding) ..................              779
  Additional paid-in capital .................................          836,289
  Accumulated deficit ........................................       (1,591,667)
                                                                    -----------

    Total stockholders' deficit ..............................         (754,599)
                                                                    -----------

    Total liabilities and stockholders' deficit ..............      $    39,956
                                                                    ===========

                 See accompanying notes to financial statements.

                                       NOVA BIOGENETICS, INC.
                                       STATEMENT OF OPERATIONS

                                             For the Three Months Ended   For the Six Months Ended
                                             December 31,  December 31,  December 31,  December 31,
                                                2003           2002         2003          2002
                                             -----------   -----------   -----------   -----------
                                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
SALES .....................................  $    50,741   $         -   $   107,218   $         -

COST OF SALES .............................       15,910             -        26,429             -
                                             -----------   -----------   -----------   -----------

GROSS PROFIT ..............................       34,831             -        80,789             -
                                             -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Salaries ................................       67,585        83,561       135,628        83,561
  Professional fees .......................        7,053         5,000        17,213         5,000
  Research and development ................        4,583        13,000        24,108        13,000
  Stock-based compensation ................      479,784             -       479,784             -
  Other selling, general and administrative       26,281            16        85,827            16
                                             -----------   -----------   -----------   -----------

    Total Operating Expenses ..............      585,286       101,577       742,560       101,577
                                             -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS ......................     (550,455)     (101,577)     (661,771)     (101,577)
                                             -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSES):
  Other income ............................            -             -         1,072             -
  Interest expense ........................       (8,066)         (904)      (14,316)         (904)
                                             -----------   -----------   -----------   -----------
                                                  (8,066)         (904)      (13,244)         (904)
                                             -----------   -----------   -----------   -----------

NET LOSS ..................................  $  (558,521)  $  (102,481)  $  (675,015)  $  (102,481)
                                             ===========   ===========   ===========   ===========

BASIC AND DILUTED:
  Net Loss Per Common Share ...............  $     (0.07)  $     (0.02)  $     (0.10)  $     (0.02)
                                             ===========   ===========   ===========   ===========

  Weighted Common Shares Outstanding ......    7,501,667     5,617,977     6,554,676     5,617,977
                                             ===========   ===========   ===========   ===========

                           See accompanying notes to financial statements.

                                                  4

                                      NOVA BIOGENETICS, INC.
                                     STATEMENTS OF CASH FLOWS
                                                                      For the Six     For the Six
                                                                     Months Ended    Months Ended
                                                                      December 31,    December 31,
                                                                         2003            2002
                                                                      -----------     -----------
                                                                      (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss ......................................................      $(675,015)      $(102,481)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation ................................................            325               -
    Stock-based compensation ....................................        479,784               -

    (Increase) decrease in:
      Accounts receivable .......................................          2,238               -
      Due from related party ....................................           (416)         (3,500)

    Increase in:
      Accounts payable and accrued expenses .....................        139,580         74,466
                                                                       ---------       ---------

Net cash used in operating activities ...........................        (53,504)        (31,515)
                                                                       ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock ......................              -          63,500
    Due to related party - IBCL .................................         11,073               -
    Due to shareholder ..........................................         40,809               -
                                                                       ---------       ---------

Net cash provided by financing activities .......................         51,882          63,500
                                                                       ---------       ---------

Net (decrease) increase in cash .................................         (1,622)         31,985

Cash at beginning of fiscal year ................................          2,046               -
                                                                       ---------       ---------

Cash at end of period ...........................................      $     424       $  31,985
                                                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ......................................................      $       -       $       -
                                                                       =========       =========
  Income Taxes ..................................................      $       -       $       -
                                                                       =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of related party debt into common shares ...........      $ 275,000       $       -
                                                                       =========       =========
  Forgiveness of accrued liabilities and related party debt
   in connection with reverse acquisition .......................      $ 114,541       $       -
                                                                       =========       =========
  Issuance of note payable for joint venture agreement ..........      $ 500,000       $       -
                                                                       =========       =========
  Acquisition of capital assets for related party debt ..........      $   3,800       $       -
                                                                       =========       =========

                         See accompanying notes to financial statements.

                                                5

                             NOVA BIOGENETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)

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

The interim unaudited financial statements contained herein includes, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

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

3.       Due to Shareholder

During the six months ended December 31, 2003, a shareholder advanced non-interest bearing loans amounting to $40,809 as of December 31, 2003.

4.       Stockholders' Deficit

During the quarter ended September 30, 2003, with the approval of its shareholders, the Company affected an 8.9-for-1 reverse stock split, this resulted in 5,617,978 post split shares outstanding.

On October 1, 2003, the Company issued 1,554,938 shares of common stock to officers and directors for services rendered. In connection with the issuances, the Company recorded stock-based compensation of $388,834 for the six months ended December 31, 2003.

During October and December 2003, in connection with the exercise of stock options, the Company issued 365,000 and 250,000 common shares to consultants, officers and employees for services rendered, respectively. Since the Company did not receive any cash for the exercise of these options, the Company recorded stock-based compensation expense of $90,950 and reduced accounts payable by $6,500 based on the exercise price of the stock options granted ($0.13 and $0.20 per share, respectively).

                             NOVA BIOGENETICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)

4.       Stockholders' Deficit (continued)

A summary of outstanding options and warrants at September 30, 2003 are as follows:
                             Shares
                           Underlying    Range of     Remaining     Average
                            Options/     Exercise    Contractual    Exercise
                            Warrants      Price         Life         Price
                           ----------    --------    -----------    --------
 Outstanding at
  June 30, 2003             1,382,000     $ 0.05      1-4 years      $ 0.05
 Granted                      615,000        -            -             -
 Expired                         -           -            -             -
 Exercised                   (615,000)       -            -             -
                           ----------    --------     ----------    --------
 Outstanding at
  December 31, 2003         1,382,000     $ 0.05      1-4 years      $ 0.05

The following table summarizes the Company's stock options outstanding at December 31, 2003:

                    Options outstanding             Options exercisable
             ----------------------------------    ---------------------
                          Weighted     Weighted                 Weighted
 Range of                  average     average                  average
 exercise                 remaining    exercise                 exercise
  price       Number        life        price       Number        price
 --------    ---------    ---------    --------    ---------    --------

  $ 0.05     1,382,000      2.78        $ 0.05     1,382,000     $ 0.05
             =========                             =========

5.       Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2003, the Company has a negative working capital of $761,369, a stockholders' deficit of $754,599, and used cash in operations of $53,504 for the six months ended December 31, 2003. There is substantial doubt that it will be able to continue as a going concern without additional funding. Management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

Six months ended December 31, 2003 compared to the six months ended December 31, 2002

Revenues generated are for operations during the six months ending December 31, 2003 and were $107,218. There are no comparisons as to previous periods, due to the reverse acquisition occurrence on March 18th, 2003 and due to Nova not commencing operating activities until December 2002 and had no revenues.

Cost of goods sold are from products purchased from our vendors at a cost of $26,429 or 24% of sales for the six months ended December 31, 2003, and is associated with our Antimicrobial/biocides Division. Salaries and payroll taxes were $135,628 for the six months ended December 31, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel. Accrued salaries amounted to $63,014 and are attributable to unpaid executive salaries. In October 2003, an officer of the Company forgave unpaid accrued salary and bonuses of $275,246. Accordingly, the Company reflected the forgiveness of this salary as a contribution of capital to the Company. For the six months ended December 31, 2003, we incurred professional fees of $17,213 compared to $5,000 for the six month ended December 31, 2002 and primarily related to our SEC filings and patent filings. During the six months ended December 31, 2003, the Company recorded stock-based compensation of $479,784 related the grant of stock options and the issuance of common shares for services rendered. For the six months ended December 31, 2003, the Company incurred other selling, general and administrative expenses of $85,827.

The Company recorded interest expense of $14,316 for the six months ended December 31, 2003 as compared to $904 for the six months ended December 31, 2002 and related our notes payable to a related party.

As a result of these factors, we reported a net operating loss of $(675,015) or $(.10) per share for the six months ended December 31, 2003 as compared to a net loss of $(102,481) or $(.02) per share for the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, and since our inception and with the reverse acquisition we had a stockholders' deficit of $754,599 and limited cash. We have no material commitments for capital expenditures. Other than cash generated from our operations, we currently have no additional sources of capital. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

Net cash used in operations during the six months ended December 31, 2003 was $53,504 and was attributable to our loss from operations of $675,015 offset by increases in accounts payable and accrued expenses of $139,580 and stock-based compensation of $479,784.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On October 1, 2003, the Company issued 1,554,938 shares of common stock to officers and directors for services rendered. In connection with the issuances, the Company recorded stock-based compensation of $388,834 for the six months ended December 31, 2003.

         During October and December 2003, in connection with the exercise of stock options, the Company issued 365,000 and 250,000 common shares to consultants, officers and employees for services rendered, respectively. Since the Company did not receive any cash for the exercise of these options, the Company recorded stock-based compensation expense of $90,950 and reduced accounts payable by $6,500 based on the exercise price of the stock options granted ($0.13 and $0.20 per share, respectively).

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         None

                                   SIGNATURES




 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Network Solutions, Inc.

Dated: March 15, 2004                      By: /s/ Tim Moses
                                               ---------------------------
                                               Tim Moses, COO and Director

                                           By: /s/ Todd Smith
                                               --------------
                                               Todd Smith, Principal
                                               Financial Officer and Director