Form 10QSB/A
period 2003-09-30
NOVA BIOGENETICS INC
filed 2004-04-08
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                         Form 10-QSB/A - Amendment No. 1


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


The Company had 7,788,316 shares issued and outstanding of the Common Stock issued as of March 19, 2004.

     Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                    ---     ---

                             NOVA BIOGENETICS, INC.

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Review Report of Certified Public Accountants .....................   2

         Consolidated Balance Sheet ........................................   3

         Consolidated Statements of Operations .............................   4

         Consolidated Statements of Cash Flows .............................   5

         Notes to Interim Financial Statements ............................. 6-7

Item 2.  Management's Discussion and Analysis or Plan of Operations ........8-10

Item 3.  Controls and Procedures ...........................................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  11

Item 2.  Changes in Securities .............................................  11

Item 3.  Defaults Upon Senior Securities ...................................  11

Item 4.  Submission of Matters to Vote of Security Holders .................  11

Item 5.  Other Information .................................................  11

Signatures .................................................................  12

Item 1.  Financial Statements.


                  REVIEW REPORT OF CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders'
Novabiogenetics, Inc.
(formerly Healthcare Network Solutions, Inc.)

We have reviewed the accompanying consolidated balance sheet of Novabiogenetic, Inc. (formerly Healthcare Network Solutions, Inc.) as of September 30, 2003, and the consolidated related statements of operations, and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Novabiogentics, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                             /s/ Sherb & Co., LLP
                                             --------------------
                                             Sherb & Co., LLP
                                             Certified Public
Accountants
New York, New York
March 29, 2004

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                                  BALANCE SHEET
                               September 30, 2003

                                  (Unaudited)

                                     ASSETS

Current assets:
  Cash ..........................................................   $     7,276
  Accounts receivable, net of allowance for
    doubtful accounts of $21,588 ................................        35,001
                                                                    -----------

    Total current assets ........................................        42,277

Property and equipment (net of accumulated
  depreciation of $370) .........................................         3,430

Other assets ....................................................         3,475
                                                                    -----------

    Total assets ................................................   $    49,182
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable - related party .................................   $   490,904
  Accounts payable and accrued expenses .........................       394,314
  Due to shareholder ............................................        45,708
  Due to related party - IBCL ...................................        75,864
                                                                    -----------

    Total current liabilities ...................................     1,006,790
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

                             NOVA BIOGENETICS, INC.
                  (Formerly Healthcare Network Solutions, Inc.)
                            STATEMENTS OF CASH FLOWS
                  For the Three Months Ended September 30, 2003
                                   (Unaudited)


Cash flows from operating activities:
  Net loss .......................................................    $(116,494)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation .................................................          190

   (Increase) decrease in:
    Accounts receivable ..........................................         (551)
    Due from related party .......................................          134

   Increase in:
    Accounts payable and accrued expenses ........................       72,594
                                                                      ---------

Net cash used in operating activities ............................      (44,127)
                                                                      ---------

Cash flows from financing activities:
    Due to related party .........................................        3,649
    Due to shareholder ...........................................       45,708
                                                                      ---------

Net cash provided by financing activities ........................       49,357
                                                                      ---------

Net increase in cash .............................................        5,230

Cash at beginning of fiscal year .................................        2,046
                                                                      ---------

Cash at end of period ............................................    $   7,276
                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .......................................................    $       -
                                                                      =========
  Income Taxes ...................................................    $       -
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Healthcare Network Solutions, Inc.


Dated: April 8, 2004                      By: /s/ Timothy C. Moses
                                              ----------------------------------
                                              Timothy C. Moses, COO and Director

                                          By: /s/ Todd Smith
                                              ----------------------------------
                                              Todd Smith, Chief Financial
                                              Officer and Director