Form 10QSB
period 2004-03-31
NOVA BIOGENETICS INC
filed 2004-06-07
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2004
                                                --------------

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

The Company had 8,438,316 shares issued and outstanding of the Common Stock issued as of May 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                   For the fiscal quarter ended March 31, 2004


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet
            March 31, 2004 (Unaudited) .....................................   3

         Consolidated Statements of Operations (Unaudited)
            For the three and nine months ended March 31, 2004 and 2003 ....   4

         Consolidated Statements of Cash Flows (Unaudited)
            For the nine months ended March 31, 2004 and 2003 ..............   5

         Notes to Consolidated Financial Statements ........................ 6-8

Item 2.  Management's Discussion and Analysis or Plan of Operations ........9-11

Item 3.  Controls and Procedures ...........................................  11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  12

Item 2.  Changes in Securities .............................................  12

Item 3.  Defaults Upon Senior Securities ...................................  12

Item 4.  Submission of Matters to Vote of Security Holders .................  12

Item 5.  Other Information .................................................  12

Signatures .................................................................  13

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash ..........................................................   $   565,018
  Accounts receivable, net of allowance for
   doubtful accounts of $21,588 .................................        65,187
  Inventories ...................................................        18,634
  Other current assets ..........................................        11,488
                                                                    -----------

    Total current assets ........................................       660,327

Property and equipment (net of accumulated
 depreciation of $640) ..........................................         3,160

Other assets ....................................................         4,475
                                                                    -----------

    Total assets ................................................   $   667,962
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable - related party ..................................   $   490,904
  Accounts payable and accrued expenses .........................       250,707
  Due to shareholder ............................................        25,550
  Due to related party- IBCL ....................................        90,625
                                                                    -----------

    Total current liabilities ...................................       857,786
                                                                    -----------

Stockholders' deficit:
  Common stock ($0.0001 par value; 50,000,000 authorized
   shares; 8,438,316 shares issued and outstanding) .............           844
  Additional paid-in capital ....................................     1,486,224
  Accumulated deficit ...........................................    (1,676,892)
                                                                    -----------

    Total stockholders' deficit .................................      (189,824)
                                                                    -----------

    Total liabilities and stockholders' deficit .................   $   667,962
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                               NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months        For the Nine Months
                                                    Ended March 31,            Ended March 31,
                                              -------------------------   -------------------------
                                                  2004          2003          2004          2003
                                              -----------   -----------   -----------   -----------
                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
SALES ....................................... $   122,316   $    76,110   $   229,534   $    76,110

COST OF SALES ...............................      18,103        30,983        44,532        30,983
                                              -----------   -----------   -----------   -----------

GROSS PROFIT ................................     104,213        45,127       185,002        45,127
                                              -----------   -----------   -----------   -----------

OPERATING EXPENSES:
    Salaries ................................      48,577        90,663       184,205       174,225
    Professional fees .......................      22,964         1,000        40,177         6,000
    Research and development ................           -             -        24,108             -
    Stock-based compensation ................           -             -       479,784             -
    Other selling, general and administrative      97,895         6,484       183,722        19,779
                                              -----------   -----------   -----------   -----------

        Total Operating Expenses ............     169,436        98,147       911,996       200,004
                                              -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS ........................     (65,223)      (53,020)     (726,994)     (154,877)
                                              -----------   -----------   -----------   -----------

OTHER EXPENSES:
   Other expenses ...........................     (11,334)            -       (10,262)            -
   Interest expense .........................      (8,668)       (7,908)      (22,984)       (8,812)
                                              -----------   -----------   -----------   -----------

        Total Other Expenses ................     (20,002)       (7,908)      (33,246)       (8,812)
                                              -----------   -----------   -----------   -----------

NET LOSS .................................... $   (85,225)  $   (60,928)  $  (760,240)  $  (163,689)
                                              ===========   ===========   ===========   ===========

BASIC AND DILUTED:
      Net Loss Per Common Share ............. $     (0.01)  $     (0.01)  $     (0.11)  $     (0.03)
                                              ===========   ===========   ===========   ===========

      Weighted Common Shares Outstanding ....   8,216,887     5,617,977     7,101,310     5,617,977
                                              ===========   ===========   ===========   ===========

                    See accompanying notes to consolidated financial statements.
                                                 -4-

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months
                                                             Ended March 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
                                                         (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net loss .............................................  $(760,240)  $(163,689)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation .......................................        460           -
    Stock-based compensation ...........................    479,784           -

    (Increase) decrease in:
    Accounts receivable ................................    (30,737)    (46,048)
    Inventories ........................................    (18,634)          -
    Deferred costs .....................................          -     (25,442)
    Due from related party .............................    (11,354)          -
    Other assets .......................................     (1,000)          -

    Increase in:
    Accounts payable and accrued expenses ..............    210,733     200,599
                                                          ---------   ---------

Net cash used in operating activities ..................   (130,988)    (34,580)
                                                          ---------   ---------

Cash flows from investing activities:
  Acquisition of property and equipment ................          -      (3,755)
  Net liabilities assumed in acquisition ...............          -    (344,726)
                                                          ---------   ---------

Net cash used in investing activities ..................          -    (348,481)
                                                          ---------   ---------

Cash flows from financing activities:
  Payment on loan payabe ...............................          -      (5,146)
  Minority interest ....................................          -     407,833
  Proceeds from issuance of common stock ...............    650,000           -
  Due to related party - IBCL ..........................     18,410           -
  Advances from shareholder ............................     25,550           -
                                                          ---------   ---------

Net cash provided by financing activities ..............    693,960     402,687
                                                          ---------   ---------

Net increase in cash ...................................    562,972      19,626

Cash at beginning of fiscal year .......................      2,046           -
                                                          ---------   ---------

Cash at end of period ..................................  $ 565,018   $  19,626
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .............................................  $       -   $   3,571
                                                          =========   =========
  Income Taxes .........................................  $       -   $       -
                                                          =========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of related party debt into common shares ..  $   6,500   $       -
                                                          =========   =========
  Forgiveness of accrued liabilities and related
   party debt in connection with reverse acquisition ...  $ 275,246   $       -
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended June 30, 2003 included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nova BioGenetics, Inc (the "Company" or "Nova") was originally incorporated under the name Healthcare Network Solutions, Inc. (HNS) under the laws of the State of Delaware on April 23, 2001. Through November 2001, the Company was a 52% owned subsidiary of BioShield Technologies, Inc., (OTCBB- BTSI); BSTI having acted as incorporator and having initially been the sole shareholder of the Company. During December 2001, 409,728 of the Company's shares owned by BSTI (approximating 24% of all then issued and outstanding shares) were spun-off to BTSI's shareholders on a one for ten basis with BTSI retaining 500,384 shares (approximately 28% of all then issued and outstanding shares).

On March 19, 2003, HNS acquired Nova BioGenetics, Inc., a company incorporated in the State of Delaware on July 22, 2002, for 394,571 shares of HNS stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Nova and HNS. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Nova, pursuant to which Nova is treated as the continuing entity. On July 11, 2003, the Company merged its two entities into a single corporation under the name Nova Biogenetics, Inc.

The Company is a biopharmaceuticals company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases. Nova Biogenetics' pipeline is based on proprietary patented technology used as a broad base for applications with existing antibiotic compounds. Attaching the proprietary patented technology to antibiotic compounds can extend the antimicrobial spectrum of antibiotics as well as, facilitate the antimicrobial action of existing antibiotics.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Allowance for doubtful accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Recent accounting pronouncements

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operation or financial condition.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - DUE TO SHAREHOLDER

During the nine months ended March 31, 2004, a shareholder advanced non-interest bearing loans amounting to $25,550 as of March 31, 2004.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 4 - STOCKHOLDERS' DEFICIT

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

In January and February 2004, the Company issued 650,000 shares of common stock and granted 650,000 warrants for net proceeds of $650,000 in connection with a private placement. Since the private placement in not closed, finalized terms will be disclosed in subsequent filings.

A summary of outstanding options and warrants at March 31, 2004 are as follows:

                             Shares
                           Underlying    Range of     Remaining     Average
                            Options/     Exercise    Contractual    Exercise
                            Warrants      Price         Life         Price
                           ----------    --------    -----------    --------
 Outstanding at
  June 30, 2003 ..........  1,382,000     $ 0.05      1-4 years      $ 0.05
 Granted .................  1,265,000       1.50        5 years        1.50
 Expired .................       -           -            -             -
 Exercised ...............   (615,000)       -            -             -
                           ----------    --------     ----------    --------
 Outstanding at
  March 31, 2004 .........  2,032,000   $.05-1.50      1-5 years     $ 0.51
                           ==========    ========     ==========    ========

The following table summarizes the Company's stock options outstanding at March 31, 2004:
                    Options outstanding             Options exercisable
             ----------------------------------    ---------------------
                          Weighted     Weighted                 Weighted
 Range of                  average     average                  average
 exercise                 remaining    exercise                 exercise
  price       Number        life        price       Number        price
 --------    ---------    ---------    --------    ---------    --------

  $ 0.05     1,382,000       2.78       $ 0.05     1,382,000     $ 0.05
  $ 1.50       650,000       4.90       $ 1.50       650,000     $ 1.50

NOTE 5 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2004, the Company has a negative working capital of $197,459, a stockholders' deficit of $189,824, and used cash in operations of $130,988 for the nine months ended March 31, 2004. In January and February 2004, the Company received $650,000 in funding. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. Management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Confronted with the recognition that HNS would not be in a position to effectively conduct ongoing operations associated with the provision of non-medical services to physicians, the Company entered into a revised Agreement with the same parties, except that Ms. Allred was not a party to the Agreement. Under the revised Agreement, HNS agreed to issue 3,511,675 of its common shares in exchange for all of the shares of Nova. In addition, Sharon Allred was assigned the right to collect certain receivables of HNS, and agreed to return to the capital of HNS 168,539 common shares. In addition, Dr. Kevin Smith and Timothy Moses each agreed to contribute back to the capital of HNS 101,124 common shares of HNS. The Agreement closed on March 19, 2003. The number of common shares of HNS issued to the shareholders of Nova was based on arms length negotiations between remaining management of HNS and management of Nova.

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

Most antibiotics presently in human use are natural products manufactured by different species of bacteria or fungi to be employed in their own survival -- for example, to kill other microbes in times of overpopulation. In a natural environment, such as the soil, bacteria exchange genetic information (such as resistance genes) with great facility and lack of species specificity, thus allowing molecular determinants of resistance to be passed on to other microbes with great ease. Such resistance-development methodologies fall into three main categories: (i) inactivation of the antibiotic by modification of its active chemical moiety; (ii) specific modification of the macromolecular target, i.e., by mutagenesis of key residues, and (iii) promotion of antibiotic efflux from the cell. Today, the emergence of bacterial strains, which display resistance to a variety of drugs (multiple drug resistant; MDR), is the major cause of failure of treatment of infections worldwide. Methicillin-resistant Staphylococcus aureus (MRSA) strains already require vancomycin as the last resort for treatment, and Streptococcus pneumoniae strains, which no longer respond to vancomycin, have already been identified. Multi-drug resistant Mycobaterium tuberculosis is another example of an emerging infectious disease with world-wide significance.

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

The Company formed two subsidiaries to make a clear distinction between its Biopharmaceuticals Division and its Specialty Chemicals Division..

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

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

RESULTS OF OPERATIONS

Nine months ended March 31, 2004 compared to the nine months ended March 31,
2003

Revenues generated during the nine months ending March 31, 2004 were $229,534 as compared to $76,110 for the nine months ended March 31, 2003. The increase was due to the continuing implementation of our sales programs. Additionally, due to the reverse acquisition occurrence on March 18, 2003 and due to Nova not commencing operating activities until December 2002, we had limited revenues for the nine months ended March 31, 2003.

Cost of goods sold are from products purchased from our vendors at a cost of $44,532 or 19% of sales for the nine months ended March 31, 2004 as compared to $30,983 or 41% of net sales for the none months ended March 31, 2003. We continue to increase out product mix with products with greater gross profit margins.

Salaries and payroll taxes were $184,205 for the nine months ended March 31, 2004 as compared to $174,225 for the nine months ended March 31, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel. Accrued salaries amounted to $100,514 and are attributable to unpaid executive salaries. In October 2003, an officer of the Company forgave unpaid accrued salary and bonuses of $275,246. Accordingly, the Company reflected the forgiveness of this salary as a contribution of capital to the Company.

For the nine months ended March 31, 2004, we incurred professional fees of $40,177 compared to $6,000 for the nine month ended March 31, 2003 and primarily related to our SEC filings and patent filings.

During the nine months ended March 31, 2004, the Company recorded stock-based compensation of $479,784 related the grant of stock options and the issuance of common shares for services rendered.

For the nine months ended March 31, 2004, we incurred other selling, general and administrative expenses of $183,722 as compared to $19,779 for the nine months ended March 31, 2003. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts. Additionally, due to the reverse acquisition occurrence on March 18, 2003 and due to Nova not commencing operating activities until December 2002, we had limited other selling, general and administrative expenses for the nine months ended March 31, 2003.

We recorded interest expense of $22,984 for the nine months ended March 31, 2004 as compared to $8,812 for the nine months ended March 31, 2003 and related our notes payable to a related party.

As a result of these factors, we reported a net loss of $(760,240) or $(.11) per share for the nine months ended March 31, 2004 as compared to a net loss of $(163,689) or $(.03) per share for the nine months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, and since our inception and with the reverse acquisition we had a stockholders' deficit of $189,824 and limited cash. In January and February 2004, we issued 650,000 shares of common stock and granted 650,000 warrants for net proceeds of $650,000 in connection with a private placement. We have no material commitments for capital expenditures. Other than cash generated from our operations and proceeds from the sale of common stock, we currently have no additional sources of capital. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

Net cash used in operations during the nine months ended March 31, 2004 was $130,988 and was attributable to our loss from operations of $760,240 and increases in operating assets of $61,725 offset by increases in accounts payable and accrued expenses of $210,733, depreciation expense of $460, and stock-based compensation of $479,784. Net cash used in operations during the nine months ended March 31, 2003 was $34,580 and was attributable to our loss from operations of $163,689 and increases in operating assets of $71,490 offset by increases in accounts payable and accrued expenses of $200,599.

Net cash provided by financing activities during the nine months ended March 31, 2004 was $693,960 and was attributable to the receipt of proceeds of $650,000 from the sale of our common stock, advances from a shareholder of $25,550 and advances received from a related party of $18,410

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         In January and February 2004, the Company issued 650,000 shares of common stock and granted 650,000 warrants for net proceeds of $650,000 in connection with a private placement. Since the private placement in not closed, finalized terms will be disclosed in subsequent filings.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports of Form 8-K

         (a) Exhibits

         31.1   Certification of Chief Executive Officer Pursuant to Section 302
         31.2   Certification of Chief Financial Officer Pursuant to Section 302
         32.1   Certification of Chief Executive Officer Pursuant to Section 906
         32.2   Certification of Chief Financial Officer Pursuant to Section 906

         (b) Reports on Form 8-K

         On February 26, 2004, we filed an 8-K announcing that Mr. Bill Strong has joined the Company as President, effective February 22, 2004.

         On March 10, 2004, we filed an 8-K discussing the re-engagement of Sherb and Co., LLP as our independent auditors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nova BioGenetics, Inc.

Dated: June 4, 2004                     By: /s/ Tim Moses
                                        -----------------
                                        Tim Moses, COO and Director

                                        By: /s/ Todd Smith
                                        ------------------
                                        Todd Smith, Principal Financial Officer
                                        and Director