Form 10KSB
period 2004-06-30
NOVA BIOGENETICS INC
filed 2004-10-14
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2004

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number: 001-16703
                                               ---------

                             NOVA BIOGENETICS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Delaware                                    04-3656563
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


             8601 Dunwoody Place, Atlanta, Georgia            30350
            ----------------------------------------        ----------
            (Address of Principal Executive Offices)        (Zip Code)


                                 (770) 650-6508
                 -----------------------------------------------
                 Issuer's telephone number (including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001


Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year. $261,881.

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 11, 2004 is 8,787,148 shares, all of one class, $.0001 par value per share. Of this number, 3,258,266 shares have an aggregate market value of $651,653 based on the closing price of Registrant's common stock of $.20 on October 11, 2004 as quoted on the Over-the-Counter Bulletin Board ("OTCBB") were held by non-affiliates of the Registrant.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]  NOT APPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

Transitional Small Business Disclosure Format

[ ] Yes [X] No

                                TABLE OF CONTENTS


PART I.........................................................................2

   Item 1.  Description Of Business............................................2

   Item 2.  Description Of Property...........................................26

   Item 3.  Legal Proceedings.................................................26

   Item 4.  Submission Of Matters To A Vote Of Security Holders...............27

PART II.......................................................................27

   Item 5.  Market For Common Equity, Related Stockholder Matters And
            Small Business Issuer Purchases Of Equity Securities..............27

   Item 6.  Management's Discussion And Analysis Or Plan Of Operation.........29

   Item 7.  Financial Statements..............................................30

   Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................31

   Item 8A. Controls and Procedures...........................................31

   Item 8B. Other Information.................................................31

PART III......................................................................31

   Item 9.  Directors And Executive Officers Of The Registrant................31

   Item 10. Executive Compensation............................................33

   Item 11. Security Ownership Of Certain Beneficial Owners And Management
            And Related Stockholder Matters ..................................35

   Item 12. Certain Relationships And Related Transactions....................37

   Item 13. Exhibits, List And Reports On Form 8-K............................37

   Item 14. Principal Accountant Fees And Services............................37

Signatures....................................................................39

CERTIFICATION

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Nova Biogenetics, Inc. is a biotech holding company headquartered in Atlanta, Georgia with two wholly owned subsidiaries: Nova Specialty Chemical, Inc. and Nova Biopharmaceuticals, Inc., both incorporated in Delaware on January 30, 2004 Both subsidiaries are engaged in the discovery, development, and commercialization of new therapeutic( Human ) and industrial agents that treat infectious diseases and microbial contamination. Nova Biogenetics' pipeline is based on proprietary patented technology used as a broad base for applications with existing antimicrobial compounds. Attaching the proprietary patented technology to antibiotic compounds is intended to extend the antimicrobial spectrum of antibiotics.

NOVA BIOPHARMACEUTICALS, INC.

Nova Biopharmaceuticals, Inc.'s ("Nova Biopharmaceuticals"), (incorporated in Delaware on January 30, 2004) mission is to provide solutions to the major therapeutic dilemma of antimicrobial (i.e., bacteria, fungi or viruses) resistance to antibiotics that are currently available in the worldwide marketplace.

Nova Biopharmaceuticals is using its proprietary technology for the development of a suite of new antibiotics and antibiotic derivatives products. Nova Biopharmaceuticals' antibiotic product suite is an "Antibiotic Resistance Technology," otherwise referred to as "ART".

Nova Biopharmaceuticals products have demonstrated synergistic potential when conjugated to existing patented antimicrobials. These new chemical compounds may be used against targeted organisms creating a unique brand of antibiotic product formulations.

PRODUCT DIFFERENTIATION/COMPETITIVE ADVANTAGE

Nova Biopharmaceuticals' broad line of specialized antibiotic products acts by disrupting the cell wall of bacteria and / or fungi. This action is intended to kill the targeted organisms. Presently, many generic antibiotic formulations act by diffusing into the targeted organism/cells and providing an environment for slowing cellular activity providing a state of stasis (cells are not actually killed). Nova's compounds have significant potential to actually kill the targeted organism, significantly enhancing existing generic antibiotic medications.

In addition, Nova Biopharmaceuticals possess a competitive advantage of providing a product platform that may create longevity in the drugs that it produces by delivering antibiotics that are less susceptible to adaptation or mutation. Finally, the "ART" platform is based upon existing technology that Nova, has already received patents and EPA approvals for industrial applications. Much has been learned about the "ART" platform adding to the volume of microbiologic information available, thus shortening the timeline for development and minimizing the research associated with creating a viable core platform to work from.

NOVA PHARMACEUTICAL DEVELOPMENT STRATEGY

Nova Biopharmaceuticals solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biopharmaceuticals' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova Biopharmaceuticals" research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e., 36-48 months) and long-term (i.e., >60 months) solutions. Nova Biopharmaceuticals' proprietary technology has demonstrated that it is not susceptible to microbial adaptation (i.e., antibiotic resistance) in laboratory tests designed specifically for determining antibiotic resistance. This outcome is directly linked to the mechanism with which this technology affects microbial growth. The mechanism is best described as "electrocution" of actively growing microorganisms. Based on this knowledge and the availability of a vast number of proven "generic" antimicrobials, Nova will identify a series of "novel" target molecules with antiviral, antibacterial or antifungal functionality. In essence, the target molecules will function in a manner similar to targeted chemotherapy. The generic drug component of the molecule will be used to target the microorganism and act as a delivery device for the proprietary Nova technology, which will "kill" the microorganism.

NOVA BIOPHARMACEUTICALS RESEARCH & DEVELOPMENT PIPELINE

Nova Biopharmaceuticals views bacterial resistance as a major hurdle in effective therapeutic interventions for a significant number of infectious diseases. This is ever apparent in the clinical practice, where physicians and other healthcare providers are constantly challenged by the number of new antibiotics being offered by pharmaceutical manufacturers, while at the same time, traditional antibiotic therapies have been limited. In both cases, bacterial resistance and the broad spectrum of use are identified as the reasons for the introduction of the new and improved products.

Currently, Nova Biopharmaceuticals is taking steps to file patents to secure the intellectual property of the compounds and effective molecules that Nova will utilize in its pipeline. In that regard, it is currently conducting (MIC) microbial inhibition studies to prepare for the filing of patents on two new antiobiotic compound. These studies and protocols will be used to file our intended patent surrounding the "ART" program.

THE MARKET FOR ANTIBACTERIAL PRODUCTS

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

OTHER FACTS

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

Nova Biopharmaceuticals solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova
Biopharmaceuticals antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova
Biopharmaceuticals' research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e., 36-48 months) and long-term (i.e., >60 months) solutions.

Nova Biopharmaceuticals' proprietary technology has so far demonstrated that it is not susceptible to microbial adaptation (i.e., antibiotic resistance) in laboratory tests designed specifically for determining antibiotic resistance. This outcome is directly linked to the mechanism with which this technology affects microbial growth. The mechanism is best described as "electrocution" of actively growing microorganisms. Based on this knowledge and the availability of a vast number of proven "generic" antimicrobials, Nova Biopharmaceuticals intends to identify a series of "novel" target molecules with antiviral, antibacterial or antifungal functionality. In essence, the target molecules will function in a manner similar to targeted chemotherapy. The generic drug component of the molecule will be used to target the microorganism and act as a delivery device for the proprietary Nova technology, which will "kill" the microorganism.

Investment funding will be needed to complete the following research activities:
Computational analysis will be utilized to determine the most economic synthesis strategy for the target molecules and to determine potential toxicity of the target molecules. These steps are intended to significantly reduce drug development costs by eliminating target compounds with high toxicity and complex synthesis requirements. Target molecules will be synthesized and subjected to laboratory testing to validate toxicity and antimicrobial efficacy (pre-clinical investigations). Target molecules generated in this fashion should be "novel". As such, Nova will seek to obtain patents on the novel target molecules that demonstrate appropriate toxicity and antimicrobial efficacy. Phase 1 through Phase 3 Clinical Trials will be conducted. Nova may seek joint venture partnerships to develop drug through clinical trials.

NOVA BIOPHARMACEUTICALS ANTIBIOTIC RESISTANCE TECHNOLOGY (ART)

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

Nova Biopharmaceuticals' intended solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova Biopharmaceuticals' research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e., 36-48 months) and long-term (i.e., >60 months) solutions. The following is a summary of potential drug targets and the rationale for choosing them.

Target Research Drugs

A.       Topical Treatments

Topical drug candidates represent a good option for short-term product development. Topical drug candidates fall into three major categories:

1.       Antiviral (Acyclovir)

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


2. Antifungal (clotrimazole, econazole, miconazole, nystatin, tolnaftate). Topical drugs are the most attractive because they currently require the least amount of Food and Drug Administration (FDA) scrutiny.

         Antifungal topical medications do not fall into any single class of drugs. Instead each has a different type of antifungal mechanism. The different drugs in each category are used to treat different fungi. Topical drugs are divided into over-the-counter (OTC) and prescription medications. This is also a good target group due to antibacterial activity of Nova Biopharmaceuticals ART. Secondary bacterial infections may also be problematic in the treatment of primary fungal dermatomycoses. Additionally, we can narrow the list of candidates by choosing drugs that interact with the fungal cell wall. The ART works in a similar manner, which should increase the probability of synergistic drug actions.

TOPICAL OTC ANTIFUNGAL MEDICATIONS

The following list of antifungal agents represent potential target molecules for conjugation to Nova's proprietary technology. These target molecules will be evaluated using high throughput computational molecular modeling to identify high consequence molecules.
Clioquinol (Vioform(R)). Clioquinol is used to treat inflammatory conditions of the skin, such as eczema (dry skin) and athlete's foot. This medication may stain fabric, skin, or hair.

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

Nystatin (Nystop(R), Mycostatin(R)). Nystatin is available as a cream, ointment or powder. It is used to treat a variety of fungal infections. In particular, it is used to treat candidal infections, such as thrush, esophageal candidiasis, and cutaneous candidiasis. It is virtually nontoxic and nonsensatizing. Symptomatic relief should occur within 1-3 days. However, a user should finish the full course of therapy to ensure that the infection is completely cleared up. Nystatin is available by prescription only.

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

3. Antibacterial (bacitracin, clindamycin, erythromycin, metranidazole, mupirsoin, neomycin, and polymyxin B)

         The ideal antibacterial or antimicrobial compound displays a selective toxicity. This means that it is harmful to the microbe (the bacteria, fungi or virus) without being harmful to the host (a user). In reality, many antimicrobials have a relative toxicity. Antimicrobial is a broader category that includes antifungal, antiviral, antiprotozoal or antibacterial compounds. Antibacterials specifically act against bacterial cells. The actual mechanism of antibacterial compounds is not always known. In general terms, most of these drugs act by altering or inhibiting one of the following cellular structures/processes: a) cell wall synthesis, b) permeability of the cell membrane, c) protein synthesis, and d) nucleic acid synthesis. Our focus is not restricted. This phase of testing will help identify, which antibacterial mechanisms are the most synergistic with ART. The primary market is OTC topical antibacterial treatments.

         Target drug candidates may include: bacitracin, clindamycin, erythromycin, metranidazole, mupirosin, neomycin and polymyxin B.

B.       Oral Treatments

Oral treatments will require significant research and development. Consequently, oral treatments are better candidates for intermediate to long-term development. The FDA requirements for oral treatments are also much more stringent. These products will require considerable toxicity and bioavailablity testing. There are three principal targets for antibacterial drugs1) cell wall synthesis, 2) DNA / RNA sysnthesis, and 3) protein synthesis.

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

         Target drug candidates may include: Penicillins (G, V, Amoxicillin, Ampicillin, Nafcillin, Ticarcillin), Cephalosporins (Cephalexin, Cefazolin, Cefaclor, Loracarbef, Ceftriaxone, Cefotaxime), Vancomycin, and Isoniazid.

INDUSTRY - ANTIBIOTICS

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

Biotechnology is responsible for hundreds of medical diagnostic tests that keep the blood supply safe from the AIDS virus and detect other conditions early enough to be successfully treated. Home pregnancy tests are also biotechnology diagnostic products. Consumers are already enjoying biotechnology foods such as papaya, soybeans and corn. Hundreds of biopesticides and other agricultural products are also being used to improve our food supply and to reduce our dependence on conventional chemical pesticides. Environmental biotechnology products make it possible to clean up hazardous waste more efficiently by harnessing pollution-eating microbes without the use of caustic chemicals. Industrial biotechnology applications have led to cleaner processes that produce less waste and use less energy and water in such industrial sectors as chemicals, pulp and paper, textiles, food, energy, and metals and minerals. For example, most laundry detergents produced in the United States contain biotechnology-engineered enzymes. DNA fingerprinting, a biotech process, has dramatically improved criminal investigation and forensic medicine, as well as afforded significant advances in anthropology and wildlife management. There are approximately 1,273 biotechnology companies in the United States, of which approximately 300 are publicly held. Market capitalization, the amount of money invested in the U.S. biotechnology industry, increased 156 percent in one year, soaring from $137.9 billion in 1999 to $353.5 billion in 2000. The biotechnology industry more than doubled in size since 1993, with revenues increasing from $8 billion in 1993 to $22.3 billion in 2000. The U.S. biotechnology industry currently employs 150,800 people; that's more than all the people employed by the toy and sporting goods industries. Biotechnology is one of the most research-intensive industries in the world. The U.S. biotech industry spent $10.7 billion on research and development in 2000. The top five biotech companies spent an average of $89,400 per employee on R&D in 2000. This compares with an average of $37,200 per employee spent by the top pharmaceutical companies.

The biotech industry is regulated by the Food and Drug Administration (FDA), the Environmental Protection Agency (EPA) and the Department of Agriculture (USDA). Development of Biopharmaceutical Products (Source: Biotechnology Industry Organization) Biopharmaceutical products, vaccines, etc are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical studies and the filing of an initial new drug ("IND") application with the FDA, which must be accepted by the FDA before human clinical studies may commence. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. Phase IV trials monitor for adverse effects and are undertaken post-licensure as additional large-scale, long-term studies of morbidity and mortality. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved. The results of all trials are submitted in the form of a BLA/New Drug Application ("NDA") for approval to commence commercial sales. For BLA/NDA approval, the FDA requires, among other things, that the prospective manufacturer's methods conform to the agency's GMP regulations, which must be followed at all times and that the prospective manufacturer submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

TARGET SELECTION, SCREENING AND TESTING TARGET SELECTION

We focus on infectious diseases representing large and growing market opportunities with significant unmet medical needs. The selection of a particular therapeutic target relative to those infectious diseases takes into consideration the likelihood that our proprietary compound library will yield biologically active drug molecules. The final selection is based on the probability of being able to generate a robust medicinal chemistry SAR analysis to assist lead optimization and secure relevant intellectual property rights.

SCREENING AND LEAD OPTIMIZATION

We believe that our efficiency in selecting a lead chemical structure from many of our focused library distinguishes us from our competitors. Our ability to discover multiple compounds with antibiotic activity, as exemplified by our drug candidates, enhances early progress toward lead optimization.

The initial testing and proof of concept is accomplished through the use of directed but diverse cell-based and biochemical assays. Cell-based assays are used to analyze a drug candidate's activity in an environment similar to the environment within which the drug will interact in the infected host. These cell-based assays also help us to assess the cytotoxicity of drug candidates and the ability to penetrate host cell walls or membranes. This information, together with information our scientists (Dr. Kevin Smith and Mr. David Kien) gather on the metabolic profile of a compound, is highly valuable both when selection among lead candidates is necessary and also in later stages of development.

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

PHARMACOLOGY AND PRE-CLINICAL DEVELOPMENT

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

OPERATIONS TO DATE

Since our inception we have recruited key staff in the areas of management, clinical research and development, and a staff environmental lawyer. Management has completed restructuring of the Board of Directors and has restructured the focus of the business model to include development of our Antimicrobials and Biopharmaceutical affiliates. We completed the reverse merger of Nova Biogenetics, Inc. incorporated from Healthcare Network Solutions, in March 2003, and are moving forward with both private placement and secondary offering strategies in an attempt to achieve the required funding for future development of our two divisions. There can be no assurance that funds will be available, or, if available, that it will be on terms deemed reasonable to management.

NOVA SPECIALTY CHEMICALS, INC.

Nova Specialty Chemicals, Inc. ("Nova Specialty Chemical") (incorporated in Delaware on January 30, 2004) is committed to the development, marketing and sale of leading antimicrobial and biostatic products. The Company's antimicrobial technology is formulated as an alternative to conventional sanitizers, disinfectants, bleaches, biocides and preservatives. Nova Specialty Chemicals proprietary antimicrobial products are more durable, effective, and safe, and can make claims that other products may not be able to make.

Nova Specialty Chemicals is attempting to capture market opportunities through a business strategy that encompasses superior research and development supporting six distinct market segments. These segments include: Building Materials, Ink, Dyes and Coatings, pulp and paper industry, Latex and other Emulsions, After market Clear Coatings and Resins and a multitude of OEM manufacturing. These divisions offer the Company lucrative business opportunities as well as significant revenue diversification. Management believes that the Company's technology will be a significant force in the future antimicrobial market. To date, Nova Specialty Chemicals has Five U.S. patents and Seven EPA registrations.

The primary core technology contains no heavy metals, formaldehyde treatment or phenol groups, and is the only non-toxic antimicrobial. Unlike other antimicrobial materials, the Company's product has not been shown to allow or cause microbial adaptation, resistance, mutation, diffusion, or migration. It is different from conventional sanitizers, disinfectants, or biocides that are extremely toxic and contaminate the environment with undesirable chemicals. Some of the differences are in its chemical nature, effectiveness, durability and safety. This technology has a advantage over previously known methods and applications: the antimicrobial component material is bonded to the cell or surface. Microorganisms are then destroyed by simple contact with the surface. Nova Specialty Chemicals antimicrobial products bond to almost any surface, creating unlimited applications for the Company's technology.

Unlike most other biocides, Nova Specialty Chemicals antimicrobial is effective against single-celled organisms. Since it does not dissipate, it minimizes or eliminates the potential for microorganisms to adapt, build up tolerance, or become resistant. It acts by rupturing the cell membrane, not by poisoning the cell. By contrast, most other antimicrobials, sanitizers and disinfectants are designed to diffuse and be absorbed. Once absorbed, they act by poisoning the microorganisms or causing fatal mutations. However, as they diffuse, they lose strength, and adaptation can and usually does occur.

Unlike conventional biocides and anti-viral drugs that are designed to volatilize and be absorbed by organisms, the Nova Specialty Chemicals antimicrobial is a durable, broad spectrum antimicrobial that chemically bonds to, and literally becomes part of, the application surface. Most surfaces remain antimicrobial for an extended period of time. Nova Specialty Chemicals antimicrobial acts as microorganisms come into direct contact with it. Since the antimicrobial is not absorbed by organisms, but remains a part of each application surface, it, in effect, transforms conventional surfaces and materials into active antimicrobial surfaces. These surfaces remain effective for extended periods, which can result in a significant reduction of some viruses and infections caused by air-borne microbial contaminants.

Unlike other antimicrobial products on the market, Nova Specialty Chemicals antimicrobial products molecularly bond to numerous surfaces and are presently being used in a wide range of applications, (e.g. industrial, medical, commercial and healthcare use, synthetic, woven and non-woven textile products, fibers, fabrics, liquids, cleaning products for general households, sealants, adhesives, stains, caulking compounds, coating systems and numerous other surface materials). The Company controls a technology that not only effectively kills a broad spectrum of microorganisms, including viruses, mold, mildew, fungi, yeasts and gram (+) and gram (-) bacteria, but also permanently bonds molecularly to most surfaces to form an active antimicrobial surface which continues to kill microorganisms for extended periods of time.

Nova Specialty Chemicals antimicrobial products contain no heavy metals, tin, lead, mercury or formaldehyde. Nova Specialty Chemicals products are water-based and dilutable in water, and they do not require solvents for dilution like many other antimicrobials. Nova Specialty Chemicals core technology products are non-toxic and are biodegradable.

Nova Specialty Chemicals antimicrobial products maintain permanent antimicrobial action, killing germs, viruses and bacteria on contact. They also kill germs that cause odors in areas such as bathrooms (basins, toilets, etc.), floors, basements, hospital rooms, attics, closets, laundry and storage rooms, and pet areas. Unlike many other antimicrobials, Nova Specialty Chemicals antimicrobial products provide long-lasting residual activity on a surface thus eliminating the worry of re-infestation by harmful microorganisms, bacteria and most viruses.
To capitalize on the emergence of this need, Nova Specialty Chemicals will continue to invest in its Research & Development activities to the extent that our limited funds permit. To support this plan, the Company's operations strategy will continue to outsource all production, warehousing, and distribution functions in order to conserve capital for utilization within Research & Development. This strategy, while conserving capital, also allows for relatively low personnel requirements, more manageable inventory levels, and a more predictable cost-of-goods for low volume new products.

Nova Specialty Chemicals intends to compete on the basis of technological advantage, leverage of worldwide distribution and strategic alliances, the resources of its marketing partners, specialty niche marketing, the knowledge of its performance characteristics, its antimicrobial base products, and the quality of its technical assistance and the service furnished to its customers.

The Company's Management, Research, Operational and Marketing teams have developed a strategy to offer its antimicrobial products to the marketplace. To that end, Nova Specialty Chemicals has a three distribution agreements, and maintains partnering relationships to successfully sell its antimicrobial products in the marketplace. The Company is negotiating with additional leading distributors and manufacturers to use and sell Nova Specialty Chemicals antimicrobial, preservative products and specialty chemicals.

MISSION STATEMENT

At Nova Specialty Chemicals, the pursuit of new ideas to improve and solidify our business has always been paramount. We constantly strive to set new standards for quality, integrity and efficiency in all of our affairs. Our innovations are intended to propel us into the forefront of antimicrobial research, (however, due to limited resources, such intentions may be difficult, if not impossible to fulfill).

Through a dynamic network of synergistic partnerships, we help the world's leading companies debut exciting, cutting-edge products that are built upon a framework of quality, safety and reliability. We also manage and oversee strategically located Master Licensees, which ensures conformity and adherence to our environmental commitments pertaining to our specialty chemical products.

All of this is accomplished with an unwavering resolve to conduct our business with the highest standards of excellence.

INDUSTRY - ANTIMICROBIALS

Nova Specialty Chemicals' primary focus is to exploit its proprietary technology to become a leader in antimicrobials and biocides for consumers, Original Equipment Manufacturing, industrial, institutional, environmental services, and various biochemical related industries. Nova's products are an easily applied reactive technology that modifies surfaces of all types, by creating an invisible covalent bond between surfaces and a variety of chemical agents.

Through the cross linking technology, these antimicrobial properties and other chemical agents can impart many performance-enhancing characteristics, such as residual antimicrobial activity, removal of surface-borne and air-borne allergens which may cause respiratory discomfort or asthma, infection resistance, anti-inflammation, lubricity and drug delivery onto many surfaces without changing the dimensions or physical properties of the modified surfaces.

Nova Specialty believes that its antimicrobial technologies and other related biochemicals have properties that make its products more durable, effective and safer than those currently available conventional antimicrobials, non-antibiotics, preservatives or biocides. Nova Specialty also believes that certain manufacturers who utilize its technologies will significantly improve the performance of their products and in some situations differentiate their products in a highly competitive marketplace.

SPECIALTY CHEMICAL INDUSTRY

Nova Specialty Chemical is currently engaged in testing multiple applications of its core technology and products with leading manufacturers, many of whom are Fortune 500 companies. The Company is committed to a value-added strategy to have our antimicrobial technology incorporated into the products of these leading manufacturers. It is Nova Specialty Chemicals intention to produce co-branded products in the future.

In addition, Nova Specialty intends to follow a path taken by many other proprietary specialty chemical Research and Development Companies and has targeted leading specialty chemical distributors representing many vertical markets such as the Industrial and Institutional Industry, paints, coatings and adhesives, plastics, textiles, and pulp and paper. The Company aligns with distributors that sell Nova products on either an exclusive or non-exclusive basis to specific customers, for specific customer applications, or into specific vertical industry markets.

Nova Specialty manages this program so that, where possible, the distributor can take product and stock in their locations. The stocking program, potential sales opportunities and outlook for future sales are key requirements prior to entering into an agreement with a distributor. The Company knows our products have long sales cycles, however, we are interested in making long term agreements with distributors that can expend appropriate time marketing and selling our product and moving quantities into the marketplace.

In addition, the marketing of Nova Specialty products within the institutional and industrial segments and other key vertical industries will be consistent, as products that contain the Nova technology will be clearly labeled. Advertising for the Company, its technology, and its products will consist of traditional media, printed material in high distribution trade journals, direct mail, and active, visible participation in appropriate industry conventions. And as a result of the distribution agreements, Nova Specialty works very closely with distributors providing leads and opportunities and we are committed to supporting our distributors with strong technical personnel, sales and marketing support, and training. Nova Specialty works with distributors regularly (monthly sales calls, quarterly/annual meetings, etc.) to understand product pipeline and forecasting, key opportunities, and problem accounts, with a focus on ensuring goals are being met, appropriate levels of inventory are on hand to support sales effort, and growth opportunities are targeted and executed.

SUB-REGISTRATIONS

THE COMPANY CURRENTLY ALLOWS COMPANIES TO SUB REGISTER OUR TECHNOLOGY AND REGISTRATIONS AND we coordinate with distributors where applicable. As new products are developed some will be made available for private label distribution, particularly those that make non-pesticidal claims. The expansion of sub registered label sales will only be executed in situations where both the anticipated volume and pricing are such that positive profitability is available.

LICENSING VALUE ADDED TECHNOLOGY

Utilization of Nova Specialty Chemicals patented technology in leading consumer goods offered by other organizations represents potentially lucrative licensing revenues for the Company. The unique attributes of Nova Specialty Chemicals technology permit incorporation into existing products as a value-added ingredient that imparts anti-microbial properties to the base product.

Marketing programs for value-added products are designed to support the global licensing strategy of Nova Specialty. The Company intends to pursue additional licensing agreements with manufacturers that the Company anticipates will contain a marketing portion that outlines the requirements that each joint product will bear a notification of "Protected By Nova " or other similar awareness building program. This extension of the Company's trademarks into categories, products, and geographies will enhance the long term branding campaign.

MARKET COMPETITION - ANTIBIOTICS

Our industry is highly competitive and subject to rapid technological change. Significant competitive factors in our industry include: product effectiveness; safety; timing and scope of regulatory approvals; price of products; availability of supply; patent protection; and sales and marketing capabilities Many of the companies competing against us have total cash resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals of products for use in health care and marketing and selling those products. Accordingly, our competitors can succeed more rapidly than we will in obtaining FDA approval for products and achieving widespread market acceptance. If we obtain necessary regulatory approvals and commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. We believe that the quality and breadth of our technology and our goal to recruit and retain skilled employees, to be aggressive in seeking patent protection for our discoveries and our research and development capabilities may be or may lead to competitive strengths. However, many pharmaceutical and biopharmaceutical companies have significantly larger intellectual property portfolios than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in pre-clinical and clinical development, sales, marketing, manufacturing and regulatory affairs. Any drug candidates that we successfully develop will compete with existing therapies and therapies that are likely to become available in the future. Many organizations, including large pharmaceutical and biopharmaceutical companies as well as academic and research organizations and government agencies, are pursuing novel drug therapies that target the same viral diseases. Some of the principal pharmaceutical companies with which we expect to compete directly include Boehringer Ingelheim, Bristol-Myers Squibb Co., F. Hoffman La Roche Holdings Ltd., GlaxoSmithKline plc, Johnson & Johnson, Merck and Co., Pfizer Inc and Schering-Keyes Corp. Some of the principal biopharmaceutical companies with which we expect to compete directly include Achillion Pharmaceuticals, Inc., Chiron Corp., Human Genome Sciences, Inc., InterMune, Inc., Gilead Sciences, Inc., Ribapharm Inc., Triangle Pharmaceuticals, Inc., Trimeris, Inc. and Vertex Pharmaceuticals Incorporated. Most, if not all, of these companies and organizations, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we currently have or will have in the foreseeable future. We believe that a significant number of drugs are currently under development and will become available in the future. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than any product we may commercialize. Competitive products may render our product obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our drug candidates.

We are also aware that the development of a cure or new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

REGULATION FDA REQUIREMENTS FOR DRUG COMPOUNDS

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

FOREIGN REGULATION OF DRUG COMPOUNDS APPROVAL

A drug candidate must meet the comparable regulatory authorities standards necessary in foreign countries prior to the commencement of marketing of the drug candidate in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve additional testing. The time required may differ from that required for FDA approval. In the European Union, or EU, investigational products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by relevant regulatory agencies. In the EU, approval of new chemical compounds can at present be obtained only through one of two processes:

1. Mutual Recognition Procedure: An applicant submits an application in one EU member state, known as the reference member state. Once the reference member state has granted the marketing authorization, the applicant may choose to submit applications in other concerned member states, requesting them to mutually recognize the marketing authorization already granted. Under this mutual recognition process, authorities in other concerned member states have 55 days to raise objections, which must then be resolved by discussions among the concerned member states, the reference member state and the applicant within 90 days of the commencement of the mutual recognition procedure. If any disagreement remains, all considerations by authorities in the concerned member states are suspended and the disagreement is resolved through an arbitration process. The mutual recognition process results in separate national marketing authorizations in the reference member state and each concerned member state.

2. Centralized Procedure: This procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other "innovative medicinal products with novel characteristics." Under this procedure, an application is submitted to the European Agency for the Evaluation of Medical Products. Two EU member states are appointed to conduct an initial evaluation of each application, the so-called Rapporteur and Co-Rapporteur countries. These countries each prepare an assessment report, which are then used as the basis of a scientific opinion of the Committee on Proprietary Medical Products, or CPMP. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the EU and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state. Nova envisages that marketing applications for its drug candidates will be submitted via the "centralized procedure".

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

MARKET COMPETITION - ANTIMICROBIALS

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

EMPLOYEES

We have eight full-time employees, two of whom are engaged in administrative, billing, one is the Company's environmental lawyer, two perform research and client service activities, and three of whom, are in the antimicrobial sales. Additionally, from time to time we engage consultants and part-time contract employees on an as and when needed basis.

PATENTS

Patents, Patent Applications & EPA Registrations Granted United States Patents:

United States Patent Number 6,120,587 Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more hydrolyzable groups, with a polyol containing at least two hydroxyl groups, wherein at least any two of the hydroxy groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of treating a substrate by mixing or contacting the substrate with the product compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.

United States Patent Number 6,113,815 Abstract: The composition formed by mixing an organosilane with an ether. Water-stabilized organosilane compounds. A water stable composition made from the ether and organosilane composition and water. A method of treating a substrate by mixing or contacting the substrate with the product, compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article.

United States Patent Number 5,954,869 Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more hydrolyzable groups, with a polyol containing at least two hydroxyl groups, wherein at least any two of the hydroxy groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of treating a substrate by mixing or contacting the substrate with the product, compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.

US PATENTS PENDING:

                                                  Applications
                                                  ------------
 Docket Number   Region       Serial Number  Description
 -------------   ------       -------------  -----------
 BST-105         US           08/965,441     Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100D4       US           09/590,493     Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-101D1       US           09/654,232     Ether-Stabilized Organosilane Compounds and Methods for Using Same
 BSI-102D1       US           09/967,486     Water-Stabilized Organosilane Compounds and Methods for Using Same

 FOREIGN PATENTS ISSUED:

 Docket Number   Region       Serial Number  Description
 -------------   ------       -------------  -----------
 BST-99NZ        New Zealand  329397         Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100NZ       New Zealand  330379         Water-Stabilized Organosilane Compounds and Methods for Using Same

 FOREIGN PATENTS PENDING:
                                                  Applications
                                                  ------------

 Docket Number   Region       Serial Number  Description
 -------------   ------       -------------  -----------
 BST-99 BZ       Brazil       PI 9702243-8   Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-99 IL       Israel       122,555        Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-99 MX       Mexico       980185         Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 AR      Argentina    P 980102138    Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 BR      Brazil       PI 9806344-8   Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 CA      Canada       2236893        Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 CA      Canada       2236893        Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 EPO     EC           98303600.5     Water-Stabilized Organosilane Compounds and Methods for Using Same

 BST-100 IL      Israel       124316         Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 JP      Japan        10-125119      Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 MX      Mexico       983600         Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-100 Div1IL  Israel       136872         Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-101 BR      Brazil       PI9811509-0    Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-101 CA      Canada       2296397        Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-101 EPO     EC           98935768.6     Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-101 JP      Japan        2000-503088    Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-101 MX      Mexico       627            Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-102 BR      Brazil       PI9812102-4    Water-Stabilized Organosilane Compounds and Their Use
 BST-102 CA      Canada       2296395        Water-Stabilized Organosilane Compounds and Their Use
 BST-102 EPO     EC           98935832       Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-102 JP      Japan        2000-503089    Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-102 MX      Mexico       625            Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-102 PCT                  PCT/US98/14985 Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-105C1X CA   Canada       2292005        Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-105C1X JP   Japan        11-355128      Water-Stabilized Organosilane Compounds and Methods for Using Same
 BST-105C1X MX   Mexico       9911802        Water-Stabilized Organosilane Compounds and Methods for Using Same

CURRENT EPA REGISTRATIONS

US EPA Registration Number 70871-1 Water stabilized organosilane antimicrobial compound/end use application.

US EPA Registration Number 70871-2 Water stabilized organosilane antimicrobial compound/manufacturers' use.

US EPA Registration Number 70871-3 Water stabilized organosilane antimicrobial compound/end use application.

US EPA Registration Number 70871-4 Water stabilized organosilane antimicrobial compound/end use application.

US EPA Registration Number 70871-54 Water stabilized organosilane antimicrobial compound/end use application.

US EPA Registration Number 70871-6 Solvent based organosilane antimicrobial compound.

US EPA Registration Number 70871-7 Disinfectant and Antimicrobial agent. Manufacturing use product.

US EPA Registration Number 70871-8 Disinfectant and Antimicrobial agent.

RISK FACTORS

Any investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this Form 10-KSB before deciding whether to invest in our common stock. We have only a limited operating history and have not operated profitably since commencement of operations. Our operations have never been profitable. We have incurred net losses since inception through June 30, 2004 of $1,620,338 and it is expected that we will continue to incur operating losses in the future. In fiscal 2004, we generated revenues of $261,881 and had a net loss of $703,686. As of June 30, 2004, we had a working capital deficit of $995,778. There is no assurance that we will operate profitably in the future. Our independent auditors have added an explanatory paragraph to their audit opinion, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our future revenues are unpredictable. As a result of our limited operating history and the highly competitive market in which we compete, we are unable to accurately forecast our revenues.

Revenues and operating results generally depend on the volume of, timing of and ability to fulfill services, and competitive conditions, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. We will need to raise additional funds to provide sufficient working capital to continue our operations. If we are unable to raise additional capital, our results of operations will be materially adversely affected. As described above, the report of our independent auditors for fiscal 2004 contains a qualification as to our ability to continue as a going concern. We will need to raise additional capital or our ability to continue our operations, implement our business strategy and to generate any significant revenues will be adversely affected. The amount of additional capital we require is based upon a number of factors, including the level of our continuing revenues and costs associated with the marketing of our services. Even if we raise additional capital, we cannot guarantee that we will ever generate any significant revenues or report profitable operations. In addition, our business plan may change or unforeseen events may occur which require us to raise additional funds. We do not presently have any agreements or understanding with third parties which will enable us to raise additional capital. Given our relatively small size, history of losses and overall weakness in the capital markets, we are unsure as to our ability to raise additional working capital. Even if we locate a source willing to invest in our company, additional funds may not be available on terms acceptable to us or when we need such funds. The unavailability of additional funds when needed is likely to have a material adverse effect on us. If adequate funds are not available to satisfy short-term or long-term requirements, our management will be required to consider a variety of other options including curtailing the development and growth of the services we propose to offer, as well as other cost cutting actions, including suspending all or a portion of our activities. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Nova BioGenetics Inc held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. Our inability to raise the additional funds need will have a material adverse affect on our results of operations in future periods.

Fluctuations in our operating results may adversely affect our stock price and purchasers of our shares of common stock may lose all or a portion of their investment. Historically, there has been volatility in the market price for our common stock, although no active or established trading market exists. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors.

FACTORS THAT MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS INCLUDE

The announcement or introduction of new services and products by us and our competitors; - our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction - the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations; - increased government regulation; and - general economic conditions and economic conditions specific to the biotech industry. As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected. In addition, the stock market in general and the market prices for biotech related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of those companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. If we lose our key personnel or are unable to attract and retain additional personnel, our ability to compete would be harmed. We are highly dependent on our management, in particular Dr. Kevin Smith, our CEO. We are parties to employment agreements with these individuals, if for any reason we should be deprived of their services our business would be adversely affected until we could find a suitable replacement. In addition, in order to pursue our product development, marketing and commercialization plans, we will need to hire additional qualified personnel with expertise in sales and marketing, and finance. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and biotech companies, and universities. Our inability to attract and retain qualified personnel could harm our business and our ability to compete.

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

Our common stock is regulated as a "penny stock" by the Securities and Exchange Commission. We are subject to additional regulation by the Securities and Exchange Commission under its rules regulating broker-dealer practices in connection with transactions in "penny stocks." This type of regulation may reduce the level of trading activity or your ability to sell the common stock. Penny stocks generally are equity securities with a price of less than $4.00 that are not registered on certain national securities exchanges or quoted on the Nasdaq Stock Market.
The penny stock rules require a broker-dealer, prior to a transaction in a regulated penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide information concerning his compensation for the penny stock purchase, current prices of the penny stock, and a special written determination that the penny stock is a suitable investment for the purchaser.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We are located in the Northridge 400 Office Park at 8601 Dunwoody Place, Suite 338 in Atlanta, Georgia. The office contains approximately 3200 square feet and is currently under a five year lease through May 2008. In accordance with the terms of the Company's lease agreement commencing on June 30, 2004 and expiring on May 31, 2008, the Company's monthly payment obligation is approximately $2,300. The lease agreement is subject to an annual rent escalation of approximately three percent. See also footnote 9 to audited financial statements.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to one pending legal proceeding. Nova Biogenetics has a pending judgment in the amount of $42,000 from CFO On Call, the former accountant for Nova's predecessor Healthcare Network Solutions, Inc. The Company intends to contest this action vigorously. In addition, Timothy C. Moses, the Company's Senior Vice-President and Chief Operating Officer was indicted on September 29, 2004 In The United States District Court, Northern District of Georgia, Atlanta Division (United States of America v. Timothy C. Moses) Case:
1:04-CR-58
wherein Mr. Moses was charged with one count of securities fraud and one count of perjury with respect to matters involving International Biochemical Industries, Inc. and Mr. Moses. Mr. Moses intends to vigorously defend himself against these charges. In accordance with a formal Order entered by the United States Securities and Exchange Commission ("SEC"), In The Matter Of Nova Biogenetics, Inc., A-02873, Nova Biogenetics, Inc. ("Nova") received (on or about September 23, 2004), from the Atlantic District Office of the SEC, a Subpoena Duces Tecum, requiring production of various documents relating to any offering of stock, warrants or units by Nova or its subsidiaries from August 2004 to the present as well as documents sufficient to identify any person or entity who invested in a private offering from September 1, 2003 to the present and any employment agreements between the Company and S. Todd Smith (a former officer). The Subpoena Duces Tecum also requires production of shareholder list, bank statements and documents reflecting any communication with any investment banking firm as may relate to a public offering of Nova common stock during the time frame indicated above. Nova intends to cooperate with the Commission regarding this matter. See also Footnote 9 to audited financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB. It was approved for quotation on the OTCBB on January 4, 2002 originally under the symbol HNWS and after the completion of the reverse acquisition in March 2003 has traded since August, 2003 as NVBG.

The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicted for the Registrant's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

 Fiscal Year ended June 30, 2003
           By Quarter                   (1) Quarterly Common Stock Price Ranges
 -------------------------------        ---------------------------------------
 Quarter     Quarter Ended                     High                Low
 -------     -------------                     ----                ---
 1st         September  30, 2002               $0.16               $0.09
 2nd         December 31, 2002                 $0.09               $0.04
 3rd         March 31, 2003                    $0.16               $0.02
 4th         June 30, 2003                     $0.92               $0.09

 Fiscal Year ended June 30, 2004        (1) Quarterly Common Stock Price Ranges
 -------------------------------        ---------------------------------------
 Quarter     Quarter Ended                     High                Low
 -------     -------------                     ----                ---
 1st         September  30, 2003               $1.05               $0.04
 2nd         December 31, 2003                 $0.45               $0.12
 3rd         March 31, 2004                    $0.20               $0.07
 4th         June 30, 2004                     $0.27               $0.09
___________________
(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." All prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the Over-The-Counter Bulletin Board. During the indicated periods of time, the Registrant's common stock was not traded or quoted on any automated quotation system other than as indicated herein. The market quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

HOLDERS

As of the close of business on October 11, 2004, there were 53 stockholders of record of the Registrant's Common Stock and 8,787,148 shares issued and outstanding.

ISSUANCE OF RESTRICTIVE SHARES
In accordance with Board Minutes of October 30, 2003, 1,566,276 restrictive shares of Issuer's common stock were issued as follows.

1.   Employment Agreements                                Number of Shares
     ---------------------                                ----------------
     Jerry Smith                                          250,000
     Cecil Smith                                          560,000
     Todd Smith                                           200,000
     Timothy Moses                                        444,400 per
                                                          contract/antidilution

     Board of Directors                                   Number of Shares
     ------------------                                   ----------------
     Jerry Smith                                          10,000
     Cecil Smith                                          10,000
     Kevin Smith                                          10,000
     Timothy Moses                                        10,000

     Restricted Shares - Private Placement Memorandum     Number of Shares
     ------------------------------------------------     ----------------
     Daniel Pettee                                        10,938
     James Spitler                                        50,000
     John Cornetta                                        10,938

2. In December 2003, 100,000 restrictive shares were issued to Gary B. Wolff as partial consideration for past due legal fees.

There were no underwriters involved in the transactions referred to nor were there any underwriting discounts or commissions.

The foregoing transactions were exempt transactions in accordance with Section 4(2) as transactions by an Issuer not involving any public offering.
During the forth quarter of fiscal year ended June 30, 2004, there was no sale or issuance by the Issuer of any of its unregistered securities. See however Footnote 9 to audited financial statements.

DIVIDEND POLICY

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

During fiscal year ended June 30, 2004, the Company did not purchase any of its equity securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS FORM 10-KSB. THIS REPORT OF FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "MAY", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE", "CONTINUE", "PLANS", OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-KSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

FISCAL YEAR ENDED JUNE 30, 2004

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report. We were incorporated under the laws of the State of Delaware on April 23, 2001. Through

March 2003, we completed a reverse acquisition with Nova Biogenetics. In August the name of the Company was changed to Nova Biogenetics and the stock symbol was changed in August, 2003 to NVBG.

FISCAL YEAR ENDED JUNE 30, 2004

Revenues are generated from one of our two business units. The Company is broken down into two divisions: Bio-pharmaceuticals and Specialty Chemicals. Revenues for the fiscal year ended June 30, 2004 were solely from the Specialty chemicals division and were $261,881. We are continuing with our marketing efforts and believe that our revenues for fiscal 2005 will exceed those of fiscal 2004. Cost of sales, which includes contract manufacturing, were $51,827 and other expenses were $882,181 including R&D, Salaries, Professional Fees and General and Administration for the fiscal year ended June 30, 2004. Salaries (including consultants) were $558,524 for the fiscal year ended June 30, 2004. Salaries, which consist of salaried and hourly employees, include staff used for, our technical development staff, marketing staff and office personnel and bonuses. As a result of these factors, we reported a net loss of $(703,686) or $(0.11) per share for the fiscal year ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a stockholders' deficit of $987,859. Since our inception, we have accumulated deficit of $1,620,388. Net cash used in operations during the fiscal year ended June 30, 2004 was $233,872 and was attributable to our loss from operations of $672,127 and increases in assets of $7,301 offset by non-cash compensation and depreciation of $282,455 and increases in accounts payable and accrued expenses of $195,510. Net cash provided by financing activities for the fiscal year ended June 30, 2004 was $233,251. Additionally, we made repayments on notes payable of $500 and increases of advances from a related party of $34,251. We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing would have a material adverse effect on our financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. See however the following Forms 8-K relating to both former and current auditors as follows.

 Form    Date of Report     Date of Filing      Description
 ----    --------------     --------------      -----------
 8-K     December 16, 2003  February 17, 2004   Sherb & Co., LLP resignation
                                                regarding non-review of Form
                                                10-QSB for September 30, 2003

 8-K     March 5, 2004      March 10, 2004      Re-engagement of Sherb & Co.,
                                                LLP

 8-K     August 13, 2004    September 2, 2004   Sherb & Co., LLP resignation.
                                                New Accountants Bouwhuis,
                                                Morrill & Company

 8-K/A1  August 13, 2004    September 17, 2004  Sherb & Co., LLP resignation.
                                                New Accountants Bouwhuis,
                                                Morrill & Company

 8-K/A2  August 13, 2004    September 29, 2004  Sherb & Co., LLP resignation.
                                                New Accountants Bouwhuis,
                                                Morrill & Company

ITEM 8A. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

ITEM 8B. OTHER INFORMATION

See Footnote 9 to audited financial statements.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors and executive officers are as follows. Our directors serve until the next annual meeting of our stockholders and our officers hold their positions at the pleasure of the board of directors, subject to the terms of their employment agreements which are described elsewhere herein There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

 NAME                  AGE      POSITION HELD
 ----                  ---      -------------
 Dr. Kevin Smith        47      Chief Executive Officer/President

 Edwin Schwartz Esq.    46      Chief Financial Officer, Secretary, Treasurer
                                and Director

 Timothy C. Moses       46      Senior Vice-President, Chief Operations Officer

 Bradley Smith          40      Director

Dr. Kevin Smith: Chief Executive Officer/Interim Chairman Of The Board Kevin F. Smith, M.D., M.P. H. is a member of the Board of Directors. He has over 16 years of healthcare experience. Dr. Smith has held a number of positions in the field of occupational health and safety. He grew his practice to become one of the largest providers of occupational health in the state of Iowa and eventually merged that practice with Concentra. In addition, Dr. Smith served as medical director for Georgia HealthSouth Medical Clinics. He is Board Certified in the field of occupational health and has served on the faculty of Yale, Drake and Emory University. Currently, Dr. Smith also holds a board seat with Healthcare Network Solutions, Inc., an Atlanta based publicly traded company that provides outsourced healthcare management services, medical billing, consulting and dispensing services.

Bradley Smith
Mr. Smith is a successful Real Estate investor and realtor with numerous income producing properties in the South Florida area. Over the past fifteen (15) years he has founded and been instrumental in the development of several very successful businesses: Diplomat Photo Labs, focusing mainly on commercial photography; Founder and President of Accurate Photo Lab, servicing the needs of commercial photographers, real estate companies, the marine industry and all segments of industry not related to retail sales; Investor and Founder of Print Village, Inc., a printing company designed to handle all the printing needs of customer base developed from photo labs. Mr. Smith is currently President of Bio-Solutions, Inc. and Stop Black Mold, Inc., a certified Mold and Mildew Remediation company in Florida. Mr. Smith is a product of the Community College system in the state of Florida. He currently resides in South Florida with his wife and two children and is aggressively involved with sports youth activities on a volunteer basis.

Edwin Schwartz, Esq.: Chief Financial Officer, Secretary and Treasurer Mr. Schwartz is an attorney with 18 years experience principally in the area of environmental, health and safety law. For the past several years, Mr. Schwartz has participated in managing several private companies involved with bringing environmental products and services to the market. In that capacity, he has handled all legal matters for these companies including reviewing leases, drafting and filing patents and trademarks, drafting agreements with contractors and consultants and developing and drafting business plans and related internal policy documents. Mr. Schwartz was a senior associate with the prominent law firm of Kilpatrick Stockton for over eight years, where he represented municipal, commercial and industrial clients in air, water, pesticides and toxic substances, solid waste and hazardous waste permitting, regulatory consultation and litigation. Prior to that time, Mr. Schwartz was Assistant Regional Counsel with the U.S. Environmental Protection Agency ("EPA") and provided litigation and policy assistance and counseling on complex environmental law matters. While at EPA, Mr. Schwartz was responsible for air, water, and toxics and pesticides enforcement and was selected as a regional expert in water and toxics regulation and a national expert in the conduct of litigation. lectured and authored several papers on these matters.

Mr. Timothy Moses: Senior V.P. and Chief Operating Officer
Mr. Moses has served as and has over twenty years of executive management experience originating at DOW Chemical where he originally secured the formulations and technology that make up the core technology behind Nova BioGenetics. Mr. Moses also serves as the President of BioShield Technologies, Inc (OTCBB: BSTI), manages substantially all of the affairs of the company including sales, strategic planning, technology development and guides its financial affairs. See Part I, Item 3 regarding indictment of Timothy C. Moses.

The following persons are no longer officer(s) or director(s) of the Company. These individuals served in the capacities indicated and for the time indicated during all or a portion of fiscal year ended June 30, 2004.

Dr. Cecil Smith: Chairman of the Board, July 11, 2003 - December 22, 2003
Dr. Cecil Smith has an extensive background in biohazard science, microbiology, clinical trials and laboratory research. In 1983 he received his Doctorate of Public Health - Biohazard Science and Laboratory Practice from the University of North Carolina, received his Master of Public Health in 1980, and received his Master of Science, Microbiology in 1977 from North Dakota State University.

Jerry Smith: President, July 11, 2003 - February 22, 2004
Mr. Smith has extensive experience in the pharmaceutical industry serving over thirty four (34+) at Pharmacia, Pharmacia-Upjohn and its predecessors and joins the Company on July 1, 2004 as President. He has held positions in sales, marketing, field research, and management. He received his Bachelor of Science in Biology and Chemistry from Arkansas State University. Mr. Smith has been recognized for his many achievements and accomplishments, Bachelor of Science, Biology and Chemistry, Arkansas State University, Multiple recipient of The Upjohn Academy, Nominee for The W.E. Upjohn Award, Multiple recipient of Outstanding Employee Award, Advisory Board Committee Member, Georgia Academy of Family Physicians, Advisory Board Committee Member, Alabama Academy of Family Physicians, Member Alliance for Continuing Medical Education, Over thirty years of experience in the pharmaceutical industry, Conducted numerous medical presentations, Involved in numerous research studies with major medical institutions.

Todd Smith: Secretary and Treasurer, September 1, 2003 - July 12, 2004
Mr. Smith has served as a financial advisor and investment banker for the past thirteen years. Mr. Smith graduated from Auburn University with a bachelor's degree in finance. Prior to joining Nova Biogenetics Mr. Smith held positions in the brokerage community most recently as Vice President at Morgan Stanley Dean Witter. See also Footnote 9 to audited financial statements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table The table below sets forth information relating to the compensation paid by us during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2003 and 2004 (the "Named Executive Officers"). No officer received in excess of $100,000 in 2003.

                                         Annual Compensation                        Long Term
                                  ---------------------------------    ------------------------------------
                                  Fiscal                                 Other Annual       Restricted
 Name and Principal Position       Year     Salary ($)    Bonus ($)    Compensation ($)    Stock Awards ($)
 ---------------------------       ----     ----------    ---------    ----------------    ----------------
 *Dr. Kevin Smith (CEO)            2004      $ -0-         $ -0-             $ -0-              $ -0-

 Mr. Edwin Schwartz (Sec/Tres)     2004      $ -0-         $ -0-             $ -0-              $ -0-

 Mr. Bradley Smith (Director)      2004      $ -0-         $ -0-             $ -0-              $ -0-

 **Mr. Timothy C.  Moses (COO)     2004      $250,000      $ -0-             $ -0-              $ -0-

__________
*  Dr. Kevin Smith has fore barred his salary for all of 2003
** Mr. Moses is currently accruing his salary, and has not received any payroll from the Company

Employment Agreement made and entered into effective as of March 19, 2003 by and between Nova BioGenetics, Inc. (the "Company") and Mr. Timothy C. Moses. During the Employment Term, the Company shall pay the Executive an annual base salary of Two Hundred and Fifty Thousand [$250,000] (the "Base Salary"), beginning from the effective date of this contract, at the annual rate of no less than the rate of base salary in effect as of the Effective Date. Base Salary shall be payable in regular installments in accordance with the Company's usual payroll practices.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

None. Stock Option Plan pursuant to August 18, 2001 Board of Directors approval and subsequent stockholder approval, we adopted our 2001 Non-Statutory Stock Option Plan ("Plan") whereby we reserved for issuance up to 9,000,000 shares of our common stock. In November 2001 we filed a registration statement on Form S-8 registering the shares of common stock issuable upon the exercise of options granted under the Plan. The principal terms of the Plan are summarized below but it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 11, 2004 (except where otherwise noted) with respect to: (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of the outstanding shares of common stock; (ii) each director of the Registrant; (iii) the Registrant's executive officers; and (iv) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of common stock are owned with sole voting and investment power. The title of class of all securities indicated below is common stock with $.0001 par value per share.

 Name and Address of             (2) Number of Shares   (3) Percentage of Shares
 Beneficial Owner                 Beneficially Owned      Beneficially Owned
 -------------------             --------------------   ------------------------
 International Biochemical
  Industries Inc.
 8725 Rosewell Road
 Atlanta, Georgia 30327              (3)   997,561               11.35%

 Domus Trust Fund
 5525 New Wellington Close
 Atlanta, Georgia 30327              (4)   202,248                2.30%

 M5 Trust Funds I and II
 405 North Errol Court
 Atlanta, Georgia 30327              (5) 2,431,451               27.67%

 Timothy C. Moses
 405 North Errol Court
 Atlanta, Georgia 30350              (6)   756,347                8.61%

 Cecil Smith
 5281 Sheffield Avenue
 Powell, Ohio 43065                  (7)   630,000                7.17%

 Kevin Smith
 5525 New Wellington Close
 Atlanta, Georgia 30327              (8)   511,275                5.82%

 Bradley Smith
 800 SW 19th Street
 Ft. Lauderdale, 33315                           0                    0

 Edwin Schwartz
 5622 Ashford Lane
 Marietta GA 30068                               0                    0

 All Officers and Directors as
  a Group (4 persons)                (9) 1,469,870               16.73%

Represents less than 1% of the 8,787,148 shares outstanding as of October 11, 2004.
____________________
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3) Consists of 500,369 shares in the name of Bioshield Technologies, Inc. and a further 497,192 shares in the name of International Biochemical Industries, Inc.,the former having changed its corporate name to the latter in September 2002.

(4) This Trust Fund was established for the benefit of Dr. Kevin Smith, Chief Executive Officer of the Company.

(5) The M5Trust Funds are for the benefit of Mr. Moses' 3 children and the Trustee is Dr. Kevin Smith.

(6) Includes, in addition to 456,311 shares owned of record and beneficially by Timothy C. Moses, a further 100,000 shares owned by his wife and a further 36 shares (12 shares each) which Mr. Moses' holds as custodian for his three minor children, in accordance with SEC Release 33-4819 (which states, in part, ..."a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children...".

(7) Subsequent to the October 11, 2004 date of the Transfer Agent records utilized for stockholder information contained in this Form 10-KSB, Cecil Smith, in accordance with agreement with the Company has tendered for cancellation 620,000 restrictive shares issued in his name.

(8) In addition to 511,124 shares owned of record and beneficially also included are 124 shares, which Dr. Kevin Smith holds in joint ownership with Rodothea Milatan and a further 27 shares in DWR C/F Kevin Smith Profit Sharing Plan.

(9) Includes all shares indicated in footnotes 5, 7 and 9.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transactions occurred during the year ended June 30, 2004 and 2003 which are required to be disclosed pursuant to Item 404 of Regulation S-B.

During the year ended June 30, 2004, the Company received $249,500 in short-term borrowings from Pyramid Financial Group and repaid $50,000 during the same period. The balance outstanding to Pyramid Financial Group at June 30, 2004, is $199,500. The Company has not entered into any formalized note agreement relating to these advances. (See Note 4 of financial statement).

During the year ended June 30, 2004, the Company issued 444,400 shares of common stock to Timothy Moses, COO and Senior Vice President, pursuant to an anti-dilution provision in his employment agreement. These shares were valued at $66,660 at the time of issuance.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

3.1      (10) Registrant's Certificate of Incorporation

3.2      (12) Registrant's Amended and Restated By-Laws

10.1     (11) 2001 Non Statutory Stock Option Plan

10.2     (12) Employment Agreement between the Registrant and Dr. Cecil Smith

10.3     (12) Employment Agreement between the Registrant and Jerry Smith

10.4     (12) Employment Agreement between the Registrant and Todd Smith

10.5     (12) Employment Agreement between the Registrant and Timothy C. Moses

31.1     Certification of Chief Executive Officer

31.2     Certification of Principle Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Principle Financial Officer
__________________
(10) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-SB as filed on September 27, 2001.

(11) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form S-8 as filed on November 30, 2001.

(12) To be filed by amendment.

(b) Reports on 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.       AUDIT FEES

         The aggregate fees billed for the fiscal year ended June 30, 2004, for professional services rendered by Bouwhuis, Morrill & Company, for the audit of the Registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended 2004 were approximately $38,000.

2.       AUDIT RELATED FEES

         The aggregate fees billed for the fiscal year ended June 30, 2004, for assurance and related services by Bouwhuis, Morrill & Company, that are reasonably related to the performance of the audit of the Registrant's financial statements for the fiscal year ended 2004 were approximately $5,000.

3.       TAX FEES

         The aggregate fees billed for the fiscal year ended June 30, 2004, for professional services rendered by Bouwhuis, Morrill & Company for tax compliance, tax advice and tax planning for the fiscal year ended 2004 were $-0-.

4.        ALL OTHER FEES

         The aggregate fees billed for the fiscal year ended June 30, 2004, for products and services provided by Bouwhuis, Morrill & Company other than those services reported above, for the fiscal year ended 2004 were $-0-.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NOVA BIOGENETICS, INC.
                                        (Registrant)

                                        /s/ Dr. Kevin Smith
                                        -------------------
                                        Dr. Kevin Smith

                                        Date: October 13, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                      Titles                         Dates
      ----------                      ------                         -----

 /s/ Dr. Kevin Smith
 -------------------        Chairman, Chief Executive
 Dr. Kevin Smith            Officer and President               October 13, 2004


 /s/ Bradley Smith
 -----------------
 Bradley Smith              Director                            October 13, 2004


 /s/ Edwin Schwartz, Esq.
 ------------------------   Chief Financial Officer,
 Edwin Schwartz, Esq.       Secretary and Treasurer             October 13, 2004


 /s/ Timothy C. Moses
 --------------------       Senior Vice-President, Chief
 Timothy C. Moses           Operating Officer                   October 13, 2004

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES

                 Consolidated Financial Statements for the Years
                          Ended June 30, 2004 and 2003
                      and Report of Independent Registered
                             Public Accounting Firm

                                    CONTENTS



Report of Independent Registered Public Accounting Firm......................F-3

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Deficit.............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to the Consolidated Financial Statements...............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Nova BioGenetics, Inc. and Subsidiaries
Atlanta, Georgia


We have audited the accompanying consolidated balance sheet of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company, LLC
Bouwhuis, Morrill & Company, LLC
Layton, Utah
August 8, 2004

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2004

                                     ASSETS
CURRENT ASSETS

      Cash and cash equivalents (Note 2) .......................    $     1,691
      Accounts receivable, net (Note 2) ........................         37,263
      Inventory (Note 2) .......................................          3,622
                                                                    -----------

          Total Current Assets .................................         42,576
                                                                    -----------

PROPERTY AND EQUIPMENT - NET (Note 2) ..........................          3,444
                                                                    -----------

OTHER ASSETS

      Deposits .................................................          4,475
                                                                    -----------

          Total Other Assets ...................................          4,475
                                                                    -----------

          TOTAL ASSETS .........................................    $    50,495
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts payable and accrued expenses ....................    $   241,984
      Due to related parties (Note 3) ..........................        106,466
      Escrow payable (Note 4) ..................................        199,500
      Notes payable - related party (Note 7) ...................        490,404
                                                                    -----------

          Total Current Liabilities ............................      1,038,354
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Common stock, $0.0001 par value; 50,000,000 shares
       authorized, 6,892,148 shares issued and outstanding .....            689
      Additional paid-in capital ...............................        631,790
      Accumulated deficit ......................................     (1,620,338)
                                                                    -----------

          Total Stockholders' Deficit ..........................       (987,859)
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........    $    50,495
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                           For the Years
                                                           Ended June 30,
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------

NET SALES ......................................    $   261,881     $   129,034

COST OF SALES ..................................         51,827          52,533
                                                    -----------     -----------

GROSS MARGIN ...................................        210,054          76,501
                                                    -----------     -----------

OPERATING EXPENSES

      Salaries and consulting ..................        558,524         224,999
      Professional fees ........................         57,918          12,650
      Research and development .................         22,108          29,206
      Rent expense .............................         28,152           2,241
      Selling, general and administrative ......        215,479          85,407
                                                    -----------     -----------

          Total Operating Expenses .............        882,181         354,503
                                                    -----------     -----------

LOSS FROM OPERATIONS ...........................       (672,127)       (278,002)
                                                    -----------     -----------

OTHER INCOME (EXPENSES)

      Interest expense .........................        (32,409)        (16,156)
      Gain on sale of assets ...................            850               -
                                                    -----------     -----------

          Total Other Income (Expenses) ........        (31,559)        (16,156)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES .......................       (703,686)       (294,158)

INCOME TAX EXPENSE .............................              -               -
                                                    -----------     -----------

NET LOSS .......................................    $  (703,686)    $  (294,158)
                                                    ===========     ===========

BASIC AND DILUTED:
      Net loss per common share ................    $     (0.11)    $     (0.05)
                                                    ===========     ===========

      Weighted average shares outstanding ......      6,352,800       5,617,978
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                   For the Years Ended June 30, 2004 and 2003


                                      Common Stock      Additional
                                   -------------------   Paid-in    Accumulated
                                     Shares     Amount   Capital      Deficit
                                   ----------   ------  ----------  -----------

Balance, June 30, 2002 ..........   2,477,086   $ 248   $ 728,720   $(1,045,062)

Issuance of options for services
 by subsidiary prior to reverse
 acquisition ....................           -       -         900             -

Sale of subsidiary's common stock
 prior to reverse acquisition ...           -       -      69,308             -

Recapitalization in connection
 with reverse acquisition .......   3,435,511     344    (723,982)      422,568

Cancelation of former directors
 and officers shares ............    (370,787)    (37)         37             -

Net loss for the year
 ended June 30, 2003 ............           -       -           -      (294,158)
                                   ----------   -----   ---------   -----------

Balance, June 30, 2003 ..........   5,541,810     555      74,983      (916,652)

Common stock issued for
 services rendered ..............     885,338      88     137,712             -

Exercise of common stock
 options for services rendered ..     465,000      46     132,204             -

Accrued salaries contributed to
 the Company as a capital
 contribution by an Officer .....           -       -     275,246             -

Common stock options issued
 below market value .............           -       -      11,645             -

Net loss for the year
 ended June 30, 2004 ............           -       -           -      (703,686)
                                   ----------   -----   ---------   -----------

Balance, June 30, 2004 ..........   6,892,148   $ 689   $ 631,790   $(1,620,338)
                                   ==========   =====   =========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                                                            For the Years
                                                                            Ended June 30,
                                                                       -----------------------
                                                                          2004          2003
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..........................................................    $(703,686)    $(294,158)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Issuance of options for services rendered of subsidiary
       prior to reverse acquisition ...............................            -           900
      Depreciation ................................................          760           180
      Common stock issued for services rendered ...................      137,800             -
      Exercise of common stock options for services rendered ......      132,250             -
      Stock options issued below market value .....................       11,645             -
      Gain on sale of fixed assets ................................         (850)            -
Changes in assets and liabilities:
      Increase in accounts receivable .............................       (2,813)      (10,420)
      Increase in inventories .....................................       (3,622)            -
      Increase in deposits and other current assets ...............         (866)       (3,609)
      Increase in accounts payable and accrued expenses ...........      195,510       272,433
                                                                       ---------     ---------

          Net Cash Used in Operating Activities ...................     (233,872)      (34,674)
                                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Cash received from sale of fixed assets .....................          850             -
      Purchases of fixed assets ...................................         (584)            -
      Cash received from acquisition ..............................            -         1,120
                                                                       ---------     ---------

          Net Cash Provided by Investing Activities ...............          266         1,120
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase (decrease) in due to related party .................       34,251       (24,612)
      Repayments on notes payable - related party .................         (500)       (9,096)
      Increase in escrow payable ..................................      199,500             -
      Proceeds from sale of common stock ..........................            -       106,250
      Offering costs associated with the sale of common stock .....            -       (36,942)
                                                                       ---------     ---------

          Net Cash Provided by Financing Activities ...............    $ 233,251     $  35,600
                                                                       ---------     ---------

                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                              F-7

                            NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Continued)
                                                                            For the Years
                                                                            Ended June 30,
                                                                       -----------------------
                                                                          2004          2003
                                                                       ---------     ---------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS ........................................    $    (355)    $   2,046

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................        2,046             -
                                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR ............................    $   1,691     $   2,046
                                                                       =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

      Cash Payments For:

          Interest ................................................    $       -     $       -
          Income taxes ............................................    $       -     $       -

      Non-Cash Investing and Financing Activities

          Conversion of related party debt into common stock ......    $       -     $ 275,000
          Forgiveness of accrued liabilities and related party
           debt in conjunction with reverse acquisition ...........    $       -     $ 114,541
          Issuance of note payable for joint venture agreement ....    $       -     $ 500,000
          Acquisition of capital assets for related party debt ....    $       -     $   3,800
          Accrued salaries contributed to the Company as a
           capital contribution by an Officer .....................    $ 275,246     $       -


                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                              F-8

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

          Nova BioGenetics, Inc. (the "Company") was originally incorporated under the laws of the State of Delaware on April 23, 2001, under the name of Healthcare Network Solutions, Inc. ("HNS"). Through November 2001, the Company was a 52% owned subsidiary of BioShield Technologies, Inc. ("BTSI"); BTSI having acted as incorporator and having initially been the sole shareholder of the Company. During December 2001, 3,646,579 of the Company's shares owned by BTSI (approximately 24% of all then issued and outstanding shares) were spun-off to BTSI's shareholders on a one for ten basis with BTSI retaining 4,453,421 shares (approximately 28% of all then issued and outstanding shares).

          On March 19, 2003, Nova BioGenetics, Inc. ("Nova") was acquired by HNS, for 31,253,938 shares of HNS stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Nova and HNS. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. The reorganization was accounted for as a recapitalization of Nova because the shareholders of Nova controlled the Company immediately after the acquisition. Therefore, Nova is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Nova. The Company is the acquiring entity for legal purposes and Nova is the surviving entity for accounting purposes. On July 11, 2003, The Company merged its two entities into a single corporation under the name Nova BioGenetics, Inc.

          Nova reincorporated in the State of Delaware on January 16, 2002. Nova is a biochemical company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of antibiotic and antimicrobial agents for use in the industrial and pharmaceutical sectors.

          Subsidiaries During the year ended June 30, 2004, the Company incorporated two new subsidiaries, Nova Specialty Chemicals, Inc. and Nova BioPharmaceuticals, Inc. Both subsidiaries are owned 100% by the Company.

          Nova Specialty Chemicals, Inc. ("NSCI") was incorporated under the laws of the State of Delaware on January 30, 2004, for the purpose of researching and developing chemicals and compounds to be used in industrial applications.

          Nova BioPharmaceuticals, Inc. ("NBPI") was incorporated under the laws of the State of Delaware on January 30, 2004, for the purpose of researching and developing chemicals and compounds to be used in the pharmaceuticals industry. NBPI has not had any significant operations to date.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

          This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          a. Accounting Method

          The Company recognizes income and expenses based on the accrual method of accounting. Accordingly, revenues are recognized when earned and expenses are recognized when incurred. The Company has elected a June 30 year-end.

          b. Cash and Cash Equivalents

          Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

          c. Use of Estimates in the Preparation of Consolidated Financial Statements

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          d. Revenue Recognition Policy

          Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Advance customer payments are recorded as deferred revenue until such time as they are recognized.

          e. Allowance for Doubtful Accounts

          Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of June 30, 2004, the allowance for doubtful accounts was $-0-. Bad debt expense was $12,044 and $21,588 for the years ended June 30, 2004 and 2003, respectively.

          f. Inventories

          Inventories are stated at the lower of average cost or market value. When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. Inventories consist entirely of raw materials of $3,622 at June 30, 2004.

          g. Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g. Property and Equipment (Continued)

          repairs and maintenance expenditures on the assets are charged to expense as incurred.

                                                   Life       2004       2003
                                                ---------    ------     ------

             Furniture and Fixtures             3-5 Years    $4,384     $3,800
             Less - Accumulated Depreciation                   (940)      (180)
                                                             ------     ------

                  Net Property and Equipment                 $3,444     $3,620
                                                             ======     ======

          Depreciation expense for the years ended June 30, 2004 and 2003 was $760 and $180, respectively.

          h. Basic Net Loss per Share of Common Stock

          In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive.

          i. Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item.

          In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position, results of operations or cash flows.

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2004 and 2003, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on their financial position, results of operations or cash flows.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of June 30, 2004.

          At June 30, 2004, the Company had net operating loss carryforwards of approximately $950,000 that may be offset against future taxable income through 2024. No tax benefits have been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

          k. Reclassifications

          Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

          l. Checks Written in Excess of Cash in Bank

          Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company's account. These overdrafts are included as a current liability in the balance sheet.

          m. Principles of Consolidation

          The consolidated financial statements include the accounts of Nova BioGenetics, Inc. and its wholly-owned subsidiaries Nova BioPharmaceuticals, Inc. and Nova Specialty Chemicals, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          At June 30, 2004, the Company had a related party payable of $106,466. This amount includes $7,402 payable to an officer of the Company, $38,035 in accrued interest (see Note 7), and $61,029 also payable to the company indicated in Note 7 for prior services rendered.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 4 -  ESCROW PAYABLE

          The Company owes Pyramid Financial Group ("Pyramid") for monies that were either expended on the Company's behalf or that were loaned to the Company on a short-term basis. These monies were held in escrow by Pyramid. The Company believes that pursuant to the terms of the escrow agreement the funds would be available to the Company for cash-flow purposes at times prior to closing of the escrow. At the time of the transactions Pyramid was owned by a former officer of the Company, however, no such relationship still exists. The amount still owing at June 30, 2004 is $199,500. See Note 9 - Contingencies.

NOTE 5 -  EQUITY TRANSACTIONS

          Effective July 11, 2003, the Company approved and affected an 8.9-for-1 reverse stock split. All references to shares issued and outstanding in the consolidated financial statements have been retroactively restated to reflect the effects of this change in capital structure. The par value and authorized shares have not changed as a result of this stock split.

          During the year ended June 30, 2004, the Company issued 885,338 post-split shares of common stock to officers, directors and an attorney for services rendered. The shares were valued at the market price on the date the shares were authorized for issuance and range from $0.15 to $0.20 per share. In connection with these issuances, the Company recorded stock-based compensation of $137,800 during the year ended June 30, 2004.

          During the year ended June 30, 2004, in connection with the exercise of stock options (see Note 9), the Company issued 465,000 post-split shares of common stock to consultants, officers, employees, and an attorney for services rendered. The Company recorded stock-based compensation expense of $125,750 and reduced accounts payable by $6,500 based on the exercise price of the stock options.

          During the year ended June 30, 2004, an officer of the Company converted $275,246 of his accrued salary into additional paid-in capital by contributing the amount to the Company.

NOTE 6 -  FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

          The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 7 -  NOTES PAYABLE - RELATED PARTY

          Notes payable - related party consists of a note issued in connection with a joint venture agreement with International Biochemical Industries, Inc. (formerly BioShield Technologies, Inc.) ("IBCI") in the original amount of $500,000. At the time the joint venture agreement was entered into, an Officer of the Company was also the president of IBCI. IBCI is currently undergoing Chapter 7 bankruptcy proceedings. The final outcome has yet to be determined. The balance at June 30, 2004 was $490,404 with an additional amount of $38,035 in accrued interest relating to this note that is shown on the balance sheet in due to related parties (see Note 3).

NOTE 8 -  STOCK OPTIONS

          Employee Stock Options

          On October 30, 2003, the Company issued options to acquire 155,000 shares of the Company's common stock. These options were issued at an exercise price of $0.25 per share for services related to employment with the Company. On November 19, 2003, these options were exercised by the employees for services rendered. Since no cash was received for the exercise of the options, the Company recorded compensation expense of $38,750 based on the exercise price of the options.

          The following tables summarize the information regarding employee stock options at June 30, 2004:

          Outstanding, June 30, 2003 .....................    782,000

              Granted ....................................    155,000
              Canceled ...................................          -
              Exercised ..................................   (155,000)
                                                             --------

          Outstanding, June 30, 2004 .....................    782,000
                                                             ========

          Weighted average exercise price of options
           outstanding at June 30, 2004 ..................   $   0.05
                                                             ========

                               Outstanding                   Exercisable
                   -----------------------------------  ---------------------
                                  Weighted
                                  Average     Weighted               Weighted
                      Number     Remaining    Average     Number     Average
                   Outstanding  Contractual   Exercise  Exercisable  Exercise
  Exercise Prices  at 6/30/04       Life       Price    at 6/30/04    Price
  ---------------  -----------  ------------  --------  -----------  --------

      $ 0.05         782,000       2.43  $      0.05      782,000     $ 0.05

          The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock options issued to employees at the time of issuance under the stock option plan. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 8 -  STOCK OPTIONS (Continued)

          Employee Stock Options (Continued)

          FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions; dividend yield of zero percent for all years; expected volatility ranging from 260% to 413%; risk-free interest rates ranging from 1.0 to 5.0 percent and expected lives of zero to 5.0 years.

          Under the accounting provisions of SFAS No. 123, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                      June 30,
                                            ---------------------------
                                                2004            2003
                                            -----------     -----------
          Net loss:
            As reported ................    $  (703,686)    $  (294,158)
            Pro forma ..................    $  (709,258)    $  (294,158)

          Basic loss per share:
            As reported ................    $     (0.11)    $     (0.05)
            Pro forma ..................    $     (0.11)    $     (0.05)


          Non-Employee Stock Options

          On October 30, 2003, the Company issued options to acquire 160,000 shares of the Company's common stock. These options were issued at exercise prices ranging from $0.25 to $0.45 per share. The options were issued for consulting and other professional services. On November 19, 2003, these options were exercised for services rendered. Since no cash was received for the exercise of the options, the Company recorded compensation expense of $56,000 based on the exercise price of the options.

          On December 2, 2003, the Company issued additional options to acquire 150,000 shares of the Company's common stock. These options were issued at an exercise price of $0.25 per share. These options were issued for legal services and for work on creating a website for the Company. On December 22, 2003, these options were exercised for services rendered. Since no cash was received for the exercise of the options, the Company recorded compensation expense of $37,500 based on the exercise price of the options.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 8 -  STOCK OPTIONS (Continued)

          Non-Employee Stock Options (Continued)

          The following tables summarize the information regarding non-employee stock options at June 30, 2004:

          Outstanding, June 30, 2003 .....................    600,000

              Granted ....................................    310,000
              Canceled ...................................          -
              Exercised ..................................   (310,000)
                                                             --------

          Outstanding, June 30, 2004 .....................    600,000
                                                             ========

          Weighted average exercise price of options
           outstanding at June 30, 2004 ..................   $   0.05
                                                             ========


                               Outstanding                   Exercisable
                   -----------------------------------  ---------------------
                                  Weighted
                                  Average     Weighted               Weighted
                      Number     Remaining    Average     Number     Average
                   Outstanding  Contractual   Exercise  Exercisable  Exercise
  Exercise Prices  at 6/30/04       Life       Price    at 6/30/04    Price
  ---------------  -----------  ------------  --------  -----------  --------

     $ 0.05          600,000        2.22       $ 0.05     600,000     $ 0.05

          The Company applies FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for options issued to non-employees, which requires the Company to estimates the fair value of each option issued at the grant date by using the Black-Scholes option pricing model with the following assumptions; dividend yield of zero percent for all years; expected volatility ranging from 260% to 413%; risk-free interest rates ranging from 1.0 to 5.0 percent and expected lives of zero to 5.0 years.

          As a result of applying SFAS No. 123, the Company had an expense of $11,645 and $-0- during the years ended June 30, 2004 and 2003, respectively. The expense is included in the salaries and consulting amount in the statements of operations.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          Operating Lease

          The Company is obligated under an agreement for the lease of its office space for a monthly payment of approximately $2,300 at June 30, 2004. The lease terminates on May 31, 2008 and is subject to an annual rent escalation of approximately 3 percent. Rent expense for the years ended June 30, 2004 and 2003 was $27,974 and $2,241, respectively.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Operating Lease (Continued)

          The future minimum lease payments are as follows:

                    June 30,   2005................. $  28,307
                               2006.................    29,156
                               2007.................    30,031
                               2008.................    28,354
                               2009.................         -
                                                     ---------

                             Total.................. $ 115,848
                                                     =========

          Employment Agreements

          The Company is subject to one employment agreement with an executive of the Company whereby it will pay an annual base salary in the amount of $250,000 per year for the term of the agreement which expires in March of 2008. The agreement also provides for the issuance of stock options. The agreement provides for the executive's ownership in the Company to be subject to anti-dilution privileges. The agreement is subject to automatic one-year extensions indefinitely. At June 30, 2004, the Company has deferred payment of a total of $131,180 of this compensation in accrued expenses on the balance sheet. Furthermore, the executive is eligible to participate in an incentive compensation/bonus program that guarantees the payment of an additional $250,000 per year. For the year ended June 30, 2004, implementation of this bonus program has been deferred by the Company and the executive.

          Contingencies

          In accordance with a formal Order entered by the United States Securities and Exchange Commission, Nova has been subpoenaed requiring production of various documents relating to any offering of stock, warrants, or units by Nova or its subsidiaries from August 2004 to the present as well as documents sufficient to identify any person or entity who invested in a private offering from September 1, 2003 to the present. Nova intends to cooperate with the Commission regarding this matter.

          During the year ended June 30, 2004, Nova BioPharmaceuticals, Inc. ("NBPI"), a wholly-owned subsidiary of Nova BioGenetics, Inc., was seeking investment capital in the form of a private placement of the NBPI's common stock. A former officer of the Company was in charge of fundraising activities. This fundraising was done in conjunction with a company, Pyramid Financial Group, which is owned by the former officer. There are allegations of misappropriation of investment funds by both the NBPI and the former officer against the other party, respectively. The following is a summary of the two situations:

          In one situation a prospective investor was contacted about purchasing NBPI's common stock pursuant to a private placement. This individual paid $400,000 to the former officer to be escrowed with Pyramid (see
          Note 4) for the purchase of 400,000 common shares. The NBPI claims to have had access to these funds prior to the closing of escrow for short-term borrowings. Pyramid disbursed amounts to NBPI, or one of its consolidated companies, on several occasions or made disbursements

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Contingencies (Continued)

          on their behalf. Amounts owing to the escrow were $199,500 at June 30, 2004 (see Note 4 - Escrow Payable). There is a possibility that the NBPI may ultimately be responsible for either the repayment of the entire $400,000 (which includes the $199,500 in Note 4), the issuance of 400,000 shares of its common stock, or just the repayment of the $199,500 indicated in Note 4. As these allegations were made only recently and have not yet been resolved, the outcome is undeterminable at the present time. No amount has been accrued in the consolidated financial statements as a result of this contingency.

          In another situation involving this former officer and Pyramid several investors were contacted about purchasing common shares through a private placement of NBPI. These individuals paid $70,500 to Pyramid through the former officer for the purchase of 70,500 shares of the NBPI's common stock. NBPI never received these funds and was unaware that money was committed until later when one of the investors of $10,000 contacted NBPI trying to locate their 10,000 shares of stock. This particular investor was repaid for his investment and all claims have been forfeited. There is a possibility that the NBPI may ultimately be responsible for either the repayment of the entire $60,500 ($70,500 less $10,000 repayment) or the issuance of 60,500 shares of its common stock. It is unknown at the present time whether there were additional shares sold through this private placement by the former officer. However, no additional investors beyond those indicated above have come forth requesting shares or repayment relating to this private placement up through the date of the audit report. As these allegations were made only recently and have not yet been resolved, the outcome is undeterminable at the present time. No amount has been accrued in the consolidated financial statements as a result of this contingency.

          Legal Proceedings

          The Company is party to one legal proceeding. A former accountant of Nova's predecessor, Healthcare Network Solutions, Inc., has a pending judgment in the amount of $42,000 against the Company for collection of past due fees. Nova asserts that it only owes them $15,000, which amount is accrued as a liability in accounts payable at June 30, 2004. The Company intends to contest this action vigorously. Management and the Company's attorneys have not yet determined an estimated range of loss, if any. Therefore, as the outcome is undeterminable at the present time, no additional amounts will be accrued in the consolidated financial statements as a result of this contingency.

NOTE 10 - CONCENTRATIONS OF RISK

          Major Customers

          For the year ended June 30, 2004, three customers generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $89,250, $37,343, and $29,750 or 34%, 14%, and 11%, respectively.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 11 - GOING CONCERN CONSIDERATIONS

          The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $1,600,000 from inception of the Company through June 30, 2004. The Company's stockholders' deficit at June 30, 2004 was $987,859 and its current liabilities exceeded its current assets by $995,778. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

          The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries' key players. In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 12 - SUBSEQUENT EVENTS

          Subsequent to year end, the Company terminated the services of one of their executives for alleged wrongdoings. The vacated position has since been filled. Issues relating to these allegations are not yet resolved and the final outcome has yet to be determined (see Notes 4 and 9).