Form 10QSB
period 2004-09-30
NOVA BIOGENETICS INC
filed 2004-12-21
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2004
                                              ------------------

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


                                 (770) 650-6508
                            -------------------------
                            Issuer's telephone number


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 1(1) Yes X   No
                                           ---      ---

The Company had 8,438,316 shares issued and outstanding of the Common Stock issued as of May 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---
_________
(1) Except that this Form 10-QSB is a late filing.

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                   For the fiscal quarter ended March 31, 2004


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet
            September 30, 2004 (Unaudited) .................................   3

         Condensed Consolidated Statements of Operations (Unaudited)
            For the three months ended September 30, 2004...................   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the three months ended March 30, 2004 and 2003 .............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

Item 2.  Management's Discussion and Analysis or Plan of Operations ........7-10

Item 3.  Controls and Procedures ...........................................  11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  12

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  12

Item 3.  Defaults Upon Senior Securities ...................................  12

Item 4.  Submission of Matters to Vote of Shareholders......................  12

Item 5.  Other Information .................................................  12

Signatures .................................................................  12

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                     September 30,    June 30,
                                                         2004           2004
                                                     -------------  -----------
CURRENT ASSETS                                        (unaudited)

  Cash and cash equivalents ........................  $     5,414   $     1,691
  Accounts receivable, net .........................       10,774        37,263
  Inventory ........................................        3,622         3,622
                                                      -----------   -----------

    Total Current Assets ...........................       19,810        42,576
                                                      -----------   -----------

PROPERTY AND EQUIPMENT - NET .......................        4,295         3,444
                                                      -----------   -----------

OTHER ASSETS

  Deposits .........................................        4,475         4,475
                                                      -----------   -----------

    Total Other Assets .............................        4,475         4,475
                                                      -----------   -----------

    TOTAL ASSETS ...................................  $    28,580   $    50,495
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued expenses ............  $   293,812   $   241,984
  Due to related parties ...........................      103,869       106,466
  Escrow payable ...................................      199,500       199,500
  Notes payable - related party ....................      490,404       490,404
                                                      -----------   -----------

    Total Current Liabilities ......................    1,087,585     1,038,354
                                                      -----------   -----------

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value;
   50,000,000 shares authorized,
   6,892,148 shares issued and outstanding .........          689           689
  Additional paid-in capital .......................      631,790       631,790
  Accumulated deficit ..............................   (1,691,484)   (1,620,338)
                                                      -----------   -----------

    Total Stockholders' Deficit ....................   (1,059,005)     (987,859)
                                                      -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....  $    28,580   $    50,495
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       For the Three Months
                                                        Ended September 30,
                                                   ----------------------------
                                                       2004             2003
                                                   -----------      -----------

NET SALES ....................................     $    81,890      $    56,477

COST OF SALES ................................           5,216           10,519
                                                   -----------      -----------

GROSS MARGIN .................................          76,674           45,958
                                                   -----------      -----------

OPERATING EXPENSES

  Salaries and consulting ....................          62,500           68,043
  Professional fees ..........................          12,186           10,160
  Research and development ...................               -           19,525
  Selling, general and administrative ........          65,778           59,546
                                                   -----------      -----------

    Total Operating Expenses .................         140,464          157,274
                                                   -----------      -----------

LOSS FROM OPERATIONS .........................         (63,790)        (111,316)
                                                   -----------      -----------

OTHER INCOME (EXPENSES)

  Other income ...............................               -            1,072
  Interest expense ...........................          (7,356)          (6,250)
                                                   -----------      -----------

    Total Other Income (Expenses) ............          (7,356)          (5,178)
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES .....................         (71,146)        (116,494)

INCOME TAX EXPENSE ...........................               -                -
                                                   -----------      -----------

NET LOSS .....................................     $   (71,146)     $  (116,494)
                                                   ===========      ===========

BASIC AND DILUTED:
  Net loss per common share ..................     $     (0.01)     $     (0.02)
                                                   ===========      ===========

  Weighted average shares outstanding ........       6,892,148        5,617,978
                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          For the Three Months
                                                           Ended September 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..............................................   $(71,146)   $(116,494)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation ........................................        219          190
Changes in operating assets and liabilities:
  Increase (decrease) in accounts receivable ..........     26,489         (551)
  Increase in accounts payable and accrued expenses ...     51,828       72,594
                                                          --------    ---------

    Net Cash Used in Operating Activities .............      7,390      (44,261)
                                                          --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment .................     (1,070)           -
                                                          --------    ---------

    Net Cash Used by Investing Activities .............     (1,070)           -
                                                          --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Due to/from related party ...........................     (2,597)       3,783
  Due to shareholder ..................................          -       45,708
                                                          --------    ---------

    Net Cash Provided by Financing Activities .........   $ (2,597)   $  49,491
                                                          --------    ---------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS ............................   $  3,723    $   5,230

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........      1,691        2,046
                                                          --------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $  5,414    $   7,276
                                                          ========    =========

     See accompanying notes to condensed consolidated financial statements.

                                      -5A-

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (unaudited)

                                                          For the Three Months
                                                           Ended September 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

  Interest ............................................   $      -    $       -
  Income taxes ........................................   $      -    $       -

Non-Cash Investing and Financing Activities

  Conversion of related party debt into common stock .. $ - $ 275,000 Forgiveness of accrued liabilities and related party
   debt in conjunction with reverse acquisition .......   $      -    $ 114,541
  Issuance of note payable for joint venture agreement    $      -    $ 500,000
  Acquisition of capital assets for related party debt    $      -    $   3,800


     See accompanying notes to condensed consolidated financial statements.

                                      -5B-

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three-months ended September 30, 2004 are not necessarily indicative of the results to be expected for year ending June 30, 2005.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2004, the Company has incurred operating losses of approximately $1,600,000 from inception of the Company through June 30, 2004. The Company's stockholders' deficit at June 30, 2004 was $987,859 and its current liabilities exceeded its current assets by $995,778. Additionally, the Company has sustained additional operating losses for the three months ended September 30, 2004 of approximately $71,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis of or Plan of Operations

REFERENCE IS HEREWITH MADE TO THE INFORMATION CONTAINED IN ITEM 6 TO FORM 10-KSB ENTITLED MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS AS FILED WITH THE COMMISSION ON OCTOBER 14, 2004.

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OFOPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THERELATED NOTES INCLUDED IN THIS form 10-QSB. THIS QUARTERLY REPORT OF FORM 10-QSBCONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVERISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS ANDINTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOTSTATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OFWORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND,""COULD,""ESTIMATE," CONTINUE," `PLANS," OR THEIR NEGATIVES OR COGNATES. SOME OFTHESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY ANDOUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THEREADER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB AREONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROMTHOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROMASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULDAFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL ASELSEWHERE IN THIS FORM 10-QSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCEON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS PROSPECTUS. WE WILL NOTUPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS ANDREGULATIONS REQUIRE US TO DO SO.

As previously reported, in December 2002, Healthcare Network Solutions, Inc.("HNS" or the "Company") entered into an Agreement and Plan of Reorganization and Stock Purchase Agreement with Nova Biogenetics, Inc. ("Nova"), Timothy C. Moses and the Shareholders of Nova. In addition, Sharon Allred, the principal executive officer and a principal shareholder of the Company, was also a party to that Agreement. As reported, on March 7, 2003, Ms. Allred along with another director of the Company, Sondra McGinnis, resigned in all capacities with HNS leaving Dr. Kevin Smith as the sole director of HNS.

Confronted with the recognition that HNS would not be in a position to effectively conduct ongoing operations associated with the provision of non-medical services to physicians, the Company entered into a revised Agreement with the same parties, except that Ms. Allred was not a party to the Agreement. Under the revised Agreement, HNS agreed to issue 3,511,675 of its common shares in exchange for all of the shares of Nova. In addition, Sharon Allred was assigned the right to collect certain receivables of HNS, and agreed to return to the capital of HNS 168,539 common shares. In addition, Dr. Kevin Smith and Timothy Moses each agreed to contribute back to the capital of HNS 101,124common shares of HNS. The Agreement closed on March 19, 2003. The number of common shares of HNS issued to the shareholders of Nova was based on arms length negotiations between remaining management of HNS and management of Nova.

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

Most antibiotics presently in human use are natural products manufactured by different species of bacteria or fungi to be employed in their own survival --for example, to kill other microbes in times of overpopulation. In a natural environment, such as the soil, bacteria exchange genetic information (such as resistance genes) with great facility and lack of species specificity, thus allowing molecular determinants of resistance to be passed on to other microbes with great ease. Such resistance-development methodologies fall into three main categories: (i) inactivation of the antibiotic by modification of its active chemical moiety; (ii) specific modification of the macromolecular target, i.e., by mutagenesis of key residues, and (iii) promotion of antibiotic efflux from the cell. Today, the emergence of bacterial strains, which display resistance to a variety of drugs (multiple drug resistant; MDR), is the major cause of failure of treatment of infections worldwide. Methicillin-resistant Staphylococcusaureus
(MRSA) strains already require vancomycin as the last resort for treatment, and Streptococcus pneumoniae strains, which no longer respond to vancomycin, have already been identified. Multi-drug resistant Mycobateriumtuberculosis is another example of an emerging infectious disease with world-wide significance.

Nova Biogenetics' solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova Biogenetics' research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e.,36-48 months) and long-term solutions (i.e., >60 months).

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

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123,"Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. RESULTS OF OPERATIONS Nine months ended March 31, 2004 compared to the nine months ended March 31,2003

Revenues generated during the nine months ending March 31, 2004 were $229,534 as compared to $76,110 for the nine months ended March 31, 2003. The increase was due to the continuing implementation of our sales programs. Additionally, due to the reverse acquisition occurrence on March 18, 2003 and due to Nova not commencing operating activities until December 2002, we had limited revenues for the nine months ended March 31, 2003.

Cost of goods sold are from products purchased from our vendors at a cost of$44,532 or 19% of sales for the nine months ended March 31, 2004 as compared to$30,983 or 41% of net sales for the none months ended March 31, 2003. We continue to increase out product mix with products with greater gross profit margins.

Salaries and payroll taxes were $184,205 for the nine months ended March 31,2004 as compared to $174,225 for the nine months ended March 31, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel. Accrued salaries amounted to $100,514 and are attributable to unpaid executive salaries. In October 2003, an officer of the Company forgave unpaid accrued salary and bonuses of $275,246. Accordingly, the Company reflected the forgiveness of this salary as a contribution of capital to the Company.

For the nine months ended March 31, 2004, we incurred professional fees of$40,177 compared to $6,000 for the nine month ended March 31, 2003 and primarily related to our SEC filings and patent filings.

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

We recorded interest expense of $22,984 for the nine months ended March 31, 2004as compared to $8,812 for the nine months ended March 31, 2003 and related our notes payable to a related party.

As a result of these factors, we reported a net loss of $(760,240) or $(.11) per share for the nine months ended March 31, 2004 as compared to a net loss of$(163,689) or $(.03) per share for the nine months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, and since our inception and with the reverse acquisition we had a stockholders' deficit of $189,824 and limited cash. In January and February 2004, we issued 650,000 shares of common stock and granted 650,000warrants for net proceeds of $650,000 in connection with a private placement. We have no material commitments for capital expenditures. Other than cash generated from our operations and proceeds from the sale of common stock, we currently have no additional sources of capital. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources.

Net cash used in operations during the nine months ended March 31, 2004 was$130,988 and was attributable to our loss from operations of $760,240 and increases in operating assets of $61,725 offset by increases in accounts payable and accrued expenses of $210,733, depreciation expense of $460, and stock-based compensation of $479,784. Net cash used in operations during the nine months ended March 31, 2003 was $34,580 and was attributable to our loss from operations of $163,689 and increases in operating assets of $71,490 offset by increases in accounts payable and accrued expenses of $200,599.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

         a. None

         b. Not Applicable.

         c. There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

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

         (b) Reports on Form 8-K

         During the period covered by this Report, the Issuer filed Form 8-K on September 2, 2004, Form 8-K/A on September 17, 2004 and Form 8-K/A on September 29, 2004, all relating to Items 4.01 and 9.02 regarding change of auditors.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nova BioGenetics, Inc.

Dated: December 21, 2004               /s/ Kevin Smith
                                       ---------------
                                       Kevin Smith
                                       President and Chief Executive Officer


                                       /s/ Tim Moses
                                       -----------------
                                       Tim Moses, COO and Sr. VP