Form 10QSB/A
period 2004-09-30
NOVA BIOGENETICS INC
filed 2004-12-30
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  Form 10-QSB/A
                                 Amendment No. 1


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

The Company had 6,892,148 shares issued and outstanding of the Common Stock issued as of December 21, 2004.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---
_________
(1) Except that this Form 10-QSB is a late filing.

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                 For the fiscal quarter ended September 30, 2004


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet
            September 30, 2004 (Unaudited) .................................   3

         Condensed Consolidated Statements of Operations (Unaudited)
            For the three months ended September 30, 2004 and
            September 30, 2003 .............................................   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the three months ended September 30, 2004 and 2003 .........   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   7

Item 2.  Management's Discussion and Analysis or Plan of Operations ........   8

Item 3.  Controls and Procedures ...........................................  10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  11

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  11

Item 3.  Defaults Upon Senior Securities ...................................  11

Item 4.  Submission of Matters to Vote of Shareholders......................  11

Item 5.  Other Information .................................................  11

Signatures .................................................................  11

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2004, the Company has incurred to date losses of approximately $1,691,484 from inception of the Company through September 30, 2004. The Company's stockholders' deficit at June 30, 2004 was $987,859 and its current liabilities exceeded its current assets by $995,778. Additionally, the Company has sustained additional operating losses for the three months ended September 30, 2004 of approximately $71,146. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

Item 2. Management's Discussion and Analysis of or Plan of Operations

"Reference is herewith made to the information contained in Item 6 to Form 10-KSB entitled Managements Discussion and Analysis or Plan of Operations as filed with the Commission on October 14, 2004."

Revenues generated during the three months ending September 30, 2004 were $81,890 as compared to $56,477 for the three months ended September 30, 2003. The increase was due to the continuing implementation of our sales programs

Cost of goods sold are from products purchased from our vendors at a cost Of $5,216 or 6% of sales for the three months ended September 30, 2004 as compared to$10,519 or 18% of net sales for the three months ended September 30, 2003. We continue to increase out product mix with products with greater gross profit margins.

Salaries were $62,500 for the three months ended September 30,2004 as compared to $ 68,043 for the three months ended September 30, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel.

For the three months ended September 30, 2004, we incurred professional fees of$12,186 compared to $10,160 for the three month ended September 30, 2003 and primarily related to our SEC filings and patent filings.

For the three months ended September, 2004,we incurred other selling, general and administrative expenses of $65,778 as compared to $59,546 for the three months ended September 30, 2003. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts.

We recorded interest expense of $7,356 for the three months ended September 30, 2004 as compared to $6,250 for the three months ended September 30, 2003 and related to our notes payable to a related party.

As a result of these factors, we reported a net loss of $(71,146) or $(.01) per share for the three months ended September 30, 2004 as compared to a net loss of $(116,494) or $(.02) per share for the three months ended September 30, 2003.

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

The Company formed two subsidiaries to make a clear distinction between its Biopharmaceuticals Division and its Specialty Chemicals Division.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2004. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Nova BioGenetics, Inc.

Dated: December 30, 2004               /s/ Kevin Smith
                                       ---------------
                                       Kevin Smith
                                       President and Chief Executive Officer


                                       /s/ Tim Moses
                                       -----------------
                                       Tim Moses, COO and Sr. VP