Form 10QSB
period 2004-12-31
NOVA BIOGENETICS INC
filed 2005-02-18
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended December 31, 2004
                                              -----------------

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

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                   For the fiscal quarter ended March 31, 2004


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet
            December 31, 2004 (Unaudited) ..................................   3

         Condensed Consolidated Statements of Operations (Unaudited) For the
            three and six months ended December 31, 2004 and 2003 ..........   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the six months ended December 31, 2004 and 2003 ............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   7

Item 2.  Management's Discussion and Analysis or Plan of Operations ........   8

Item 3.  Controls and Procedures ...........................................   9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  10

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  10

Item 3.  Defaults Upon Senior Securities ...................................  10

Item 4.  Submission of Matters to Vote of Shareholders......................  10

Item 5.  Other Information .................................................  10

Signatures .................................................................  11

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                    December 31,      June 30,
                                                        2004            2004
                                                    -----------     -----------
CURRENT ASSETS                                      (unaudited)

  Cash and cash equivalents ....................    $    15,797     $     1,691
  Accounts receivable, net .....................        133,959          37,263
  Inventory ....................................         31,240           3,622
                                                    -----------     -----------

    Total Current Assets .......................        180,996          42,576
                                                    -----------     -----------

PROPERTY AND EQUIPMENT - NET ...................          4,875           3,444
                                                    -----------     -----------

OTHER ASSETS

  Deposits .....................................          4,475           4,475
                                                    -----------     -----------

    Total Other Assets .........................          4,475           4,475
                                                    -----------     -----------

    TOTAL ASSETS ...............................    $   190,346     $    50,495
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ........    $   376,135     $   241,984
  Due to related parties .......................        113,885         106,466
  Escrow payable ...............................        199,500         199,500
  Notes payable - related party ................        508,404         490,404
                                                    -----------     -----------

    Total Current Liabilities ..................      1,197,924       1,038,354
                                                    -----------     -----------

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value;
    50,000,000 shares authorized,
    6,892,148 shares issued and outstanding ....            689             689
  Additional paid-in capital ...................        631,790         631,790
  Accumulated deficit ..........................     (1,640,057)     (1,620,338)
                                                    -----------     -----------

    Total Stockholders' Deficit ................     (1,007,578)       (987,859)
                                                    -----------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   190,346     $    50,495
                                                    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                          NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Operations
                                        (unaudited)
                                        For the Three Months         For the Six Months
                                         Ended December 31,          Ended December 31,
                                      -------------------------   -------------------------
                                          2004          2003          2004          2003
                                      -----------   -----------   -----------   -----------
NET SALES ........................... $   326,721   $    50,741   $   408,611   $   107,218

COST OF SALES .......................      19,723        15,910        24,939        26,429
                                      -----------   -----------   -----------   -----------

GROSS MARGIN ........................     306,998        34,831       383,672        80,789
                                      -----------   -----------   -----------   -----------

OPERATING EXPENSES

  Salaries and consulting ...........     115,110        67,585       177,610       135,628
  Professional fees .................      87,685         7,053        99,871        17,213
  Research and development ..........           -         4,583             -        24,108
  Stock based compensation ..........           -       479,784             -       479,784
  Selling, general and administrative      45,420        26,281       111,198        85,827
                                      -----------   -----------   -----------   -----------

    Total Operating Expenses ........     248,215       585,286       388,679       742,560
                                      -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS .......      58,783      (550,455)       (5,007)     (661,771)
                                      -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSES)

  Other income ......................           -             -             -         1,072
  Interest expense ..................      (7,356)       (8,066)      (14,712)      (14,316)
                                      -----------   -----------   -----------   -----------

    Total Other Income (Expenses) ...      (7,356)       (8,066)      (14,712)      (13,244)
                                      -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES ...      51,427      (558,521)      (19,719)     (675,015)

INCOME TAX EXPENSE ..................           -             -             -             -
                                      -----------   -----------   -----------   -----------

NET INCOME (LOSS) ................... $    51,427   $  (558,521)  $   (19,719)  $  (675,015)
                                      ===========   ===========   ===========   ===========

BASIC AND DILUTED:
  Net income (loss) per common share  $      0.01   $     (0.07)  $     (0.00)  $     (0.10)
                                      ===========   ===========   ===========   ===========

  Weighted average shares outstanding   6,892,148     7,501,667     6,892,148     6,554,676
                                      ===========   ===========   ===========   ===========

           See accompanying notes to condensed consolidated financial statements.

                                            -4-

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            For the Six Months
                                                            Ended December 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................  $ (19,719)  $(675,015)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation .........................................        514         325
  Stock based compensation .............................          -     479,784
Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable ..................................    (96,696)      2,238
  Inventory ............................................    (27,618)          -
  Due from related parties .............................          -        (416)
  Increase in:
  Accounts payable and accrued expenses ................    134,151     139,580
  Due to related parties ...............................      7,419           -
                                                          ---------   ---------

    Net Cash Used by Operating Activities ..............     (1,949)    (53,504)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment ..................     (1,945)          -
                                                          ---------   ---------

    Net Cash Used by Investing Activities ..............     (1,945)          -
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable - related parties ........     18,000           -
  Increase in due to related party - IBCL ..............          -      11,073
  Increase in due to shareholder .......................          -      40,809
                                                          ---------   ---------

    Net Cash Provided by Financing Activities ..........  $  18,000   $  51,882
                                                          ---------   ---------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS .............................  $  14,106   $  (1,622)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........      1,691       2,046
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............  $  15,797   $     424
                                                          =========   =========

     See accompanying notes to condensed consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (unaudited)

                                                            For the Six Months
                                                            Ended December 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:

    Interest ...........................................  $       -   $       -
    Income taxes .......................................  $       -   $       -

  Non-Cash Investing and Financing Activities

    Conversion of related party debt into common stock .  $       -   $ 275,000
    Forgiveness of accrued liabilities and related party
     debt in conjunction with reverse acquisition ......  $       -   $ 114,541
    Issuance of note payable for joint venture agreement  $       -   $ 500,000
    Acquisition of capital assets for related party debt  $       -   $   3,800


     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three-months ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2004, the Company has incurred operating losses of approximately $1,600,000 from inception of the Company through June 30, 2004. The Company's stockholders' deficit at June 30, 2004 was $987,859 and its current liabilities exceeded its current assets by $995,778. Additionally, the Company has sustained additional operating losses for the six months ended December 31, 2004 of approximately $20,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

Revenues generated during the three months ending December 31, 2004 were $326,721 as compared to $50,741 for the three months ended December 31, 2003. The increase was due to the continuing implementation of our sales programs

Cost of goods sold are from products purchased from our vendors at a cost of $19,723 or 6% of sales for the three months ended December 31, 2004 as compared to$15,910 or 31.4% of net sales for the three months ended December 31, 2003. We continue to increase our product mix with products with greater gross profit margins.

Salaries were $115,110 for the three months ended December 31, 2004 as compared to $ 67,585 for the three months ended December 31, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel.

For the three months ended December 31, 2004, we incurred professional fees of$87,785 compared to $7,053 for the three month ended December 31, 2003 and primarily related to our SEC filings and patent filings and the change to a new auditor.

For the months ended December 31, 2004,we incurred other selling, general and administrative expenses of $45,420 as compared to $26,281 for the months ended December 31, 2003. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts.

We recorded interest expense of $7,356 for the three months ended December 31, 2004 as compared to $8,066 for the three months ended December 31, 2003 and related our notes payable to a related party.

As a result of these factors, we reported a net profit of $51,427or $.01 per share for the three months ended December 31, 2004 as compared to a net loss of$(558,521) or $(.07) per share for the three months ended December 31, 2003.

ABOUT NOVA BIOGENETICS

Nova BioGenetics, Inc. is a Georgia-based emerging growth company with two principal businesses, Nova Biopharmaceuticals, Inc. and Nova Specialty Chemicals, Inc. Its specialty chemical business is committed to the discovery, development, marketing, and sale of surface-modifying antimicrobial and biostatic products. The Company's antimicrobial technology is a revolutionary alternative to conventional sanitizers, disinfectants, bleaches, biocides, or preservatives primarily because it kills bacteria, including HIV, on contact and can remain active for extended time periods.

Nova Biopharmaceuticals' solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and/or antibiotic derivatives. The antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART". The Nova Biopharmaceuticals research and development strategy is targeted at providing short-term (i.e., 24 months), intermediate-term (i.e., 36-48 months) and long-term (i.e., >60 months) solutions.

There are numerous applications for this unique technology. Nova BioGenetics, Inc. is now establishing Nova BioGenetics (Europe) Ltd. ("Nova Europe") as the first stage of its global expansion program. Europe is the first region to be opened as a European infrastructure has already been put in place. This has been developed over the past year by Nova BioGenetics' Master European Licensee, which has now become Nova Europe.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB as amended for the year ended June 30, 2004. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Dated: February 18, 2005

                                        /s/ Kevin Smith
                                        ---------------
                                        Kevin Smith
                                        President and Chief Executive Officer


                                        /s/ Tim Moses
                                        -------------
                                        Tim Moses, COO and Sr. VP