Form 10QSB
period 2005-03-31
NOVA BIOGENETICS INC
filed 2005-05-24
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended March 31, 2005
                                               --------------

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


                                 (770) 650-6508
                            -------------------------
                            Issuer's telephone number


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 1(1) Yes X   No
                                           ---      ---

The Company had 8,552,148 shares issued and outstanding of the Common Stock issued as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---
_________
(1) Except that the company has received SEC comments on its form 10-KSB for fiscal year ended June 30, 2004, which it is in the process of responding.

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                   For the fiscal quarter ended March 31, 2005


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet
            March 31, 2005 (Unaudited) .....................................   3

         Condensed Consolidated Statements of Operations (Unaudited)
            For the three and nine months ended March 31, 2005 and 2004 ....   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the nine months ended March 31, 2005 and 2004 ..............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   7

Item 2.  Management's Discussion and Analysis or Plan of Operations ........   8

Item 3.  Controls and Procedures ...........................................   9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  11

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  11

Item 3.  Defaults Upon Senior Securities ...................................  11

Item 4.  Submission of Matters to Vote of Shareholders......................  11

Item 5.  Other Information .................................................  11

Signatures .................................................................  12

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                       March 31,      June 30,
                                                         2005           2004
                                                      -----------   -----------
                                                      (unaudited)
CURRENT ASSETS

  Cash and cash equivalents ........................  $   560,698   $     1,691
  Accounts receivable, net .........................      148,753        37,263
  Inventory ........................................       31,240         3,622
                                                      -----------   -----------

    Total Current Assets ...........................      740,691        42,576
                                                      -----------   -----------

PROPERTY AND EQUIPMENT - NET .......................       14,508         3,444
                                                      -----------   -----------

OTHER ASSETS

  Deposits .........................................        3,475         4,475
                                                      -----------   -----------

    Total Other Assets .............................        3,475         4,475
                                                      -----------   -----------

    TOTAL ASSETS ...................................  $   758,674   $    50,495
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued expenses ............  $   305,163   $   241,984
  Due to related parties ...........................      121,241       106,466
  Escrow payable ...................................      199,500       199,500
  Notes payable - related party ....................      490,404       490,404
                                                      -----------   -----------

    Total Current Liabilities ......................    1,116,308     1,038,354
                                                      -----------   -----------

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value; 50,000,000 shares
   authorized, 8,552,148 and 6,892,148 shares issued
   and outstanding, respectively ...................          855           689
  Additional paid-in capital .......................    1,461,624       631,790
  Accumulated deficit ..............................   (1,820,113)   (1,620,338)
                                                      -----------   -----------

    Total Stockholders' Deficit ....................     (357,634)     (987,859)
                                                      -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....  $   758,674   $    50,495
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                         combined financial statements.

                           NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statements of Operations
                                         (unaudited)
                                          For the Three Months        For the Nine Months
                                             Ended March 31,            Ended March 31,
                                       -------------------------   -------------------------
                                           2005          2004         2005          2004
                                       -----------   -----------   -----------   -----------
NET SALES ...........................  $    54,935   $   122,316   $   463,546   $   229,534

COST OF SALES .......................        3,000        18,103        27,939        44,532
                                       -----------   -----------   -----------   -----------

GROSS MARGIN ........................       51,935       104,213       435,607       185,002
                                       -----------   -----------   -----------   -----------

OPERATING EXPENSES

  Salaries and consulting ...........       42,142        48,577       219,752       184,205
  Professional fees .................       17,504        22,964       117,375        40,177
  Research and development ..........        1,536             -         1,536        24,108
  Stock based compensation ..........            -             -             -       479,784
  Selling, general and administrative      163,452        97,895       274,650       183,722
                                       -----------   -----------   -----------   -----------

    Total Operating Expenses ........      224,634       169,436       613,313       911,996
                                       -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS ................     (172,699)      (65,223)     (177,706)     (726,994)
                                       -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSES)

  Other income (expense) ............            -       (11,334)            -       (10,262)
  Interest expense ..................       (7,356)       (8,668)      (22,068)      (22,984)
                                       -----------   -----------   -----------   -----------

    Total Other Income (Expenses) ...       (7,356)      (20,002)      (22,068)      (33,246)
                                       -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES ............     (180,055)      (85,225)     (199,774)     (760,240)

INCOME TAX EXPENSE ..................            -             -             -             -
                                       -----------   -----------   -----------   -----------

NET LOSS ............................  $  (180,055)  $   (85,225)  $  (199,774)  $  (760,240)
                                       ===========   ===========   ===========   ===========

BASIC AND DILUTED:
  Net loss per common share .........  $     (0.03)  $     (0.01)  $     (0.03)  $     (0.11)
                                       ===========   ===========   ===========   ===========

  Weighted average shares outstanding    7,168,815     8,216,887     6,984,370     7,101,310
                                       ===========   ===========   ===========   ===========

                     The accompanying notes are an integral part of these
                                combined financial statements.

                                             -4-

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                           For the Nine Months
                                                             Ended March 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................  $(199,774)  $(760,240)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation .........................................        809         460
  Stock based compensation .............................          -     479,784
Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable ..................................   (111,490)    (30,737)
  Inventory ............................................    (27,618)    (18,634)
  Deposits .............................................      1,000      (1,000)
  Due from related parties .............................          -     (11,354)
  Increase in:
  Accounts payable and accrued expenses ................     63,178     210,733
  Due to related parties ...............................     14,775           -
                                                          ---------   ---------

    Net Cash Used by Operating Activities ..............   (259,120)   (130,988)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment ..................    (11,873)          -
                                                          ---------   ---------

    Net Cash Used by Investing Activities ..............    (11,873)          -
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable - related parties ........          -           -
  Proceeds from issuance of common stock ...............    830,000     650,000
  Increase in due to related party - IBCL ..............          -      18,410
  Increase in due to shareholder .......................          -      25,550
                                                          ---------   ---------

    Net Cash Provided by Financing Activities ..........  $ 830,000   $ 693,960
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...  $ 559,007   $ 562,972

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........      1,691       2,046
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............  $ 560,698   $ 565,018
                                                          =========   =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (unaudited)
                                                           For the Nine Months
                                                             Ended March 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:

    Interest ...........................................  $       -   $       -
    Income taxes .......................................  $       -   $       -

  Non-Cash Investing and Financing Activities

    Conversion of related party debt into common stock .  $       -   $   6,500
    Forgiveness of accrued liabilities and related party
     debt in conjunction with reverse acquisition ......  $       -   $ 275,246


              The accompanying notes are an integral part of these
                         combined financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2004 Annual Report on Form 10-KSB. Operating results for the nine-months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2004, the Company has incurred operating losses of approximately $1,600,000 from inception of the Company through June 30, 2004. The Company's stockholders' deficit at June 30, 2004 was $987,859 and its current liabilities exceeded its current assets by $995,778. Additionally, the Company has sustained additional operating losses for the nine-months ended March 31, 2005 of approximately $200,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 2a - MATERIAL EVENTS

         During the three months ended March 31, 2005, the Company received a total of $830,000 cash proceeds from the issuance of common stock issued through a private placement. These shares were sold at $0.50 per share with each share having one attached warrant exercisable at $0.50 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATIONS

Reference is herewith made to the information contained in Item 6 to Form 10-KSB entitled Managements Discussion and Analysis or Plan of Operations as filed with the Commission on October 14, 2004.

Revenues generated during the three months ending March 31, 2005 were $54,935 as compared to $122,316 for the three months ended March 31, 2004. The decrease was due to the continuing implementation of our sales programs

Cost of goods sold are from products purchased from our vendors at a cost of $3,000 or 5.5% of sales for the three months ended March 31, 2005 as compared to$18,103 or 15.5% of net sales for the three months ended March 31, 2004. We continue to increase our product mix with products with greater gross profit margins.

Salaries were $42,142 for the three months ended March 31, 2005 as compared to $ 48,577 for the three months ended March 31, 2004. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel.

For the three months ended March 31, 2005, we incurred professional fees of 0$17,504 compared to $22,964 for the three month ended March 31, 2004 and primarily related to our EPA filings and patent filings and the change to a new auditor.

For the three months ended March 31, 2005,we incurred other selling, general and administrative expenses of $163,452 as compared to $97,895 for the months ended March 31, 2004. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts, as well as an increase in personel to offset growth of our major customer requirement for technical support.

We recorded interest expense of $7,356 for the three months ended March 31, 2005 as compared to $8,668 for the three months ended March 31, 2004 and are notes payable to a related party.

As a result of these factors, we reported a net loss of $(180,055) or $.(03) per share for the three months ended March 31, 2005 as compared to a net loss of$( 85,225) or $(0.01) per share for the three months ended March 31, 2004.

During the three months ended March 31, 2005, the Company received a total of $830,000 cash proceeds from the issuance of common stock issued through a private placement. These shares were sold at $0.50 per share with each share having one attached warrant exercisable at $0.50 per share.

The trends in the antimicrobial industry are finally moving towards non-leaching antimicrobial technologies , primarily due to the Biocidial Product directives in the European Union. This has changed the companies focus towards longer term agreements, while at the same time has increased our sales lead time from anywhere between six months and two years. The goal of this objective is to strengthen our long term sustainable sales to build a solid foundation for the future.

In addition the company has increased its foundation by raising approx. $800,000 of capital, through sale of common stock, at a higher price than the stock price in the open market during February and March of 2005 when the sales of the common stock took place.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-KSB as amended for the year ended June 30, 2005. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

         a. February 9th through April 7th, the company sold 1,664,000 of its common stock, with the purchaser receiving one warrant exercisable at $0.50 per share for each share purchased. There were no underwriters. All purchasers indicated they were accredited investors. All securities for sold for cash for aggregate gross proceeds of $832,000. The transaction referred to herein is claimed to be exempt from registration in accordance rule 506D and section 4(2) of the 33 act as transactions by an issuer not involving any public offering

         b. All proceeds received were utilized for working capital and related corp. expenses.

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

         (b) Reports on Form 8-K

         The company filed a form 8-K on Jan. 3rd , 2005 with date of report of December 31, 2004, as relates to item 5.02

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nova BioGenetics, Inc.

Dated: May 23, 2005
                                   /s/ Kevin Smith
                                       ---------------
                                       Kevin Smith
                                       President and Chief Executive Officer


                                   /s/ Tim Moses
                                       -----------------
                                       Tim Moses, COO and Sr. VP