Form 10KSB
period 2005-06-30
NOVA BIOGENETICS INC
filed 2005-10-13
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year. $482,679.

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 12, 2005 is 11,817,772 shares, all of one class, $.0001 par value per share. Of this number, 2,835,311 shares having an aggregate market value of $3,260,607 based on the closing price of Registrant's common stock of $1.15 on June, 30, 2005 as quoted on the Over-the-Counter Bulletin Board ("OTCBB") were held by non-affiliates of the Registrant.

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

[ ] Yes [X] No

                                TABLE OF CONTENTS


PART I.........................................................................2

   Item 1.  Description Of Business............................................2

   Item 2.  Description Of Property...........................................13

   Item 3.  Legal Proceedings.................................................13

   Item 4.  Submission Of Matters To A Vote Of Security Holders...............13

PART II.......................................................................13

   Item 5.  Market For Common Equity, Related Stockholder Matters And
            Small Business Issuer Purchases Of Equity Securities..............13

   Item 6.  Management's Discussion And Analysis Or Plan Of Operation.........14

   Item 7.  Financial Statements..............................................15

   Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................15

   Item 8A. Controls and Procedures...........................................15

   Item 8B. Other Information.................................................15

PART III......................................................................16

   Item 9.  Directors And Executive Officers Of The Registrant................16

   Item 10. Executive Compensation............................................17

   Item 11. Security Ownership Of Certain Beneficial Owners And Management
            And Related Stockholder Matters ..................................18

   Item 12. Certain Relationships And Related Transactions....................19

   Item 13. Exhibits, List And Reports On Form 8-K............................19

   Item 14. Principal Accountant Fees And Services............................19

Signatures....................................................................20

CERTIFICATIONS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company
-----------

Nova BioGenetics, Inc. (Nova) is a Georgia (USA) based, publicly listed company embodying two principal divisions. As its primary focus, Nova is committed to the discovery, development, marketing, and sales of surface-modifying antimicrobial products. Antimicrobials challenge conventional anti-infective agents and combat worldwide emergent antimicrobial resistance. Nova has received EPA and marketing clearance for its active water-based antimicrobial to be used in a vast range of materials and products against the harmful effects of viruses, bacteria and fungi. Nova manufactures revolutionary alternatives to conventional antimicrobial agents such as sanitizers, disinfectants, bleaches, biocides and preservatives. Nova's specialty chemical division is fully operational and has an active customer base that is growing appreciably. Nova has recently signed its first major contract and is now embarking on a worldwide expansion program to enable it to support global customers on a local regional basis.

Nova's biopharmaceutical division is a longer-term undertaking. Significant work has already been completed and further work will continue to be conducted, as appropriate. This division will apply the Company's state-of-the-art proprietary technology to develop and commercialize new antibiotics, antivirals and/or derivatives directed at the well recognized, essential resistance of microorganisms to anti-infective agents worldwide. The Company's antibiotic and antiviral products suite will expand its portfolio and enhance its role within different markets. The antibiotic and antiviral products highly specialized suite will be referred to as "Antibiotic Resistance Technology" otherwise known as "ART".

Background / History
--------------------

Nova is the result of years of extensive and costly technology formulation and development, including trials, supporting data and documentation. The process has been a lengthy and gradual one, which has resulted in an established corporate headquarters in Atlanta and an array of leading-edge products, many of which have already been proven in various markets. This period has included the creation of global alliances, product awareness and simultaneous testing of other chemistries for compatibility with our own core technology. Ongoing R & D has also been supported by multiple patents and EPA approvals and registrations.

The over-riding objective has always been to take the technology and products worldwide by the most effective means. On May 23, 2005, the first five year contract was finalized with a world leader in additives for the Construction Industry. This contract is the catalyst for launching the global expansion strategy. Nova is committed to meeting its contractual obligations worldwide; the establishment of a global Nova infrastructure will now allow it to support additional anticipated global contracts with other multinationals and wholesalers operating internationally.

Since early 2005 Nova has had a presence in Europe through its European Master Licensee, Eco Group International Ltd, which has recently been acquired by Nova. This acquisition provides a strong platform for Nova's planned expansion into that region. Dubai has also been selected as the Regional Headquarters Middle East. The best location and range of facilities for our operations in Dubai have been identified and a strategy is being developed for the Middle East region.

Global Umbrella
---------------

As part of the implementation of the global strategy, strategic marketing and sales packages have been compiled and specific domains of responsibilities have been clearly defined. Considerable preparatory work, regarding global industries and markets, has been completed. We have identified 50 world leading companies requiring the application of our technology, many of which have already been approached. The response to our technology has been very positive and the remaining targeted companies will be approached in due course. In North America, there are considerable benefits derived from our association with many marketing partners, particularly Palmer Holland, www.palmerholland.com, a premier specialty chemicals and raw materials distributor in North America committed to meeting customer, principal, regulatory, and ISO 9001:2000 requirements, as well as continuous improvement through the use of measurable quality objectives. In Europe, several Master Wholesalers have already been established; those in Europe have networks in all parts of the world.

The Nova technology is the foundation on which this global alliance of companies is now being formed. By working alongside each other, Nova, together with its clients, marketing partners and wholesalers are able to share their collective intellectual knowledge and to pool resources to best effect. This creates the ability to integrate technologies, to create new chemistries and products and to open up global markets quickly and cost-effectively. By sharing existing global customer-bases, large sales teams and other pooled resources, penetration of global markets becomes automatic for all companies working under the umbrella of the alliance. As new chemistries and products are developed, they too can be brought to market rapidly and at minimal cost and effort through the ever-growing network. This is a win-win-win situation of immense value to all.

Products
--------

APPLICATIONS AND BENEFITS

Nova's antimicrobial products incorporate molecularly-bonded antimicrobial agents in a wide range of applications, e.g., industrial, medical, commercial and healthcare use, synthetic, woven and non-woven textile products, fibers, fabrics, liquids, cleaning products for general households, sealants, adhesives, stains, caulking compounds, coating systems and numerous other surface materials. This technology is not only effective against a broad spectrum of micro-organisms, including certain viruses, mold, mildew, fungi, yeasts and gram (+) and gram (-) bacteria, but also permanently bonds molecularly to all surfaces to form a new antimicrobial surface which is durable. It will not wash off or dissipate into the air and does not exhibit loss of activity over the normal life of the surface which has been treated. The Nova line of products contains no heavy metals, tin, lead, mercury or formaldehyde and is virtually non-toxic.

Nova offers a systems process that allows for an endless variety of commercial and industrial applications. Nova's technology provides a long-term effective control of micro-organisms that are commonly associated with human and building health problems. The antimicrobial agent is non-migratory; it does not leach, gas or volatize. It stops and controls mold and mildew odors, soiling, staining and deterioration. It controls the growth of micro-organisms in order to prolong the life of the product. The antimicrobial agent permanently bonds to surfaces to form a new antimicrobial surface which is durable and which does not exhibit loss of activity over the normal life of the treated surface. Unlike other antimicrobials, Nova's does not allow or cause microbial adaptation or resistance, is effective for use in solving microbial contamination problems and possesses unique features and advantages over conventional antibacterial agents.

Unlike other antimicrobial materials, the Nova product line has never been shown to allow or cause microbial adaptation, resistance, diffusion or migration. It is significantly different from conventional sanitizers, disinfectants, bleaches or biocides which, themselves, contaminate the environment with undesirable chemicals. Some of the differences are in its chemical nature and in its effectiveness, durability and safety. This technology has a unique advantage over all previously known methods and applications in that the antimicrobial component material is bonded to the surface. Micro-organisms are then destroyed by simple contact with the surface. Nova's antimicrobial technology can be bonded to almost any solid surface such as metal, wood, siliceous material, plastic or organic materials.

In comparison to most other biocides, it is effective against single-celled organisms. Since it does not dissipate, it minimizes or eliminates the potential for micro-organisms to adapt or build up tolerance, or to become resistant. It acts by rupturing the cell membrane, not by poisoning the cell. By contrast, all other antimicrobials, sanitizers and disinfectants are designed to diffuse and be absorbed. Once absorbed, they act by poisoning the micro-organisms or causing fatal mutations. However, as they diffuse, they lose strength and adaptation can and usually does occur.

Conventional biocides are designed to volatize and be absorbed by organisms. Nova's antimicrobial, however, is a durable, broad spectrum antimicrobial that chemically bonds to and, literally, becomes part of the application surface. Most surfaces remain antimicrobial for at least three years. It acts only when micro-organisms come into direct contact with it. Since the antimicrobial is not absorbed by organisms but remains a part of each application surface, in effect it transforms conventional surfaces and materials into active antimicrobial surfaces which will remain effective for extended periods and which will result in a significant reduction of air-borne microbial contaminants.

Competitive Position
--------------------

Nova's technology and products exhibit revolutionary, highly potent activity with virtually no toxicity, unlike any other products and/or methods currently in use. Nova's antimicrobial products demonstrate chemical action drastically different from the conventional mechanism of action exhibited by contemporary antimicrobials and disinfectants. Nova's unique technology provides an unparalleled opportunity for market penetration in almost all industries.

Product Development
-------------------

At the heart of Nova's success is its ongoing commitment to an extensive R&D program. This guarantees the successful development and introduction of new products, enhancement of existing products and the adaptation of products to yet new applications and wider markets. Nova will continue to evolve and expand its technology platform and is developing the next generation of chemistries and products.

Manufacturing, Blending and Distribution
----------------------------------------

At this stage the manufacturing of the core chemistries has been outsourced in North America. Super-concentrate base chemistry is then shipped to designated blenders. This safeguards the integrity of the manufacturing and blending process.

Blending has been outsourced as well for Europe. Additional UK blending facilities and a pan-European distribution capability are available through a specific UK leading independent chemical distributor and operates solely in the UK and Ireland, but is part of a global chemicals distribution alliance. The alliance includes key facilities in the USA, Asia and Germany.

One of our blending designees has 15 UK depots, including port facilities, and specializes in large-scale manufacturing, blending and filling. It has over 100 tankers on the road in the UK daily. This facility has confirmed that it would be available and ready to provide bulk blending and distribution support when Nova moves to large-scale European production.

If required, a further UK manufacturing capability has been negotiated. In Sweden we also have blending and distribution facilities available, as required. This provides a local platform into Scandinavia, the Baltic States and Russia in addition to other European countries.

By these means we have contingency coverage and volume capacity across Europe. North America and Europe both have their own in-house chemists and laboratory facilities, which enable us to augment our in-house testing and technical support for our customers worldwide.

Intellectual Property
---------------------

From the outset it has been Nova's policy to pursue and secure patents and to protect the unique technology, inventions and novel chemistries that are commercially important to its business. Nova's patented portfolio currently consists of five (5) U.S. granted patents and three (3) pending U.S. patent applications, as well as two (2) foreign patents issued and twenty-five (25) foreign patents pending. These patents will expire from 2018 to 2021. Our currently existing patents cover 473 different compounds. New patent applications, if and when awarded, typically have a twenty (20) year effective term.

1. United States Patent Number 6,120,587

Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, one or more Hydroxyl able groups, a polyol, containing at least two hydroxyl groups, wherein at least any two of the Hydroxyl groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of making a siloxane in the presence of a stabilizer.

2. United States Patent Number 6,113,815

Abstract: The composition formed by mixing an organosilane with an ether. Water-stabilized organosilane compounds. A water stable composition made from the ether and organosilane composition and water. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of antimicrobial treating a food article. A method of antimicrobial coating a fluid container. A method of antimicrobial coating a latex medical article.

3. United States Patent Number 5,954,869

Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more Hydroxylable groups, with a polyol containing at least two Hydroxyl groups, wherein at least any two of the Hydroxyl groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of antimicrobial treating a food article. A method of antimicrobial coating a fluid container. A method of antimicrobial coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.

4. United States Patent Number 6,469,120

Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, one or more Hydroxylable groups, with a organic carbonate containing at least two Hydroxyl groups, wherein at least any two of the Hydroxyl groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of antimicrobial treating a food article. A method of antimicrobial coating a fluid container. A method of antimicrobial coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.

5. United States Patent Number

6,762,172 Abstract: The composition formed by mixing an organosilane with an organic carbonate. Water-stabilized organosilane compounds. A water stable composition made from the organic carbonate and organosilane composition and water. A method of treating a substrate by mixing or contacting the substrate with the product, compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article.

Markets
-------

Introduction

Specific markets have been identified as the priority focus for Nova's marketing and sales operations. Within selected industries we have listed those leading companies that either already are, or will become, our primary targets. Key industries at this stage are as follows:

Building Materials Industry Profile
-----------------------------------

One of the largest target markets for Nova is the worldwide construction industry. Used as an additive, Nova dramatically enhances many traditional building materials, including cement, grout, wood, plaster, caulk, adhesives and joint compounds. When integrated into concrete, for example, it inhibits microbial growth, thereby dramatically enhancing the durability, strength and longevity of the finished product. It also prevents deterioration of the concrete by inhibiting the growth of bacteria, fungi and molds. Nova's technology is also cleared throughout the United States for usage in both residential and commercial structures, and especially in confined or enclosed spaces which would make the usage of other toxic chemicals impractical and ultimately prohibitive. Our level of expertise and number of specialists and contacts throughout the remediation, protection and restoration markets are numerous. In addition to our Nova range of products, we also provide a growing number of other unique products that complete the portfolio we offer to the evolving construction industry.

Paints and Coatings Industry Profile
------------------------------------

The specialized chemical industry is under intense, worldwide pressure to produce safer and more effective alternatives to the traditional biocides being sold today. The proliferation of microbial growth, combined with paint-and-coating specific problems, including clear coat finishes and `pin holing,' is fueling the growing interest in antimicrobial solutions. Nova has already developed joint-research partnerships with two global market leaders in order to capitalize on this expanding market. This framework of cooperation and unrestricted access to joint findings, in addition to our strict adherence to new legislation, including the Biocidal Products Directive (BPD) in Europe, ensures that we can integrate cutting-edge technology into existing systems, throughout the world.

Textile Industry Profile
------------------------

The textile industry has long recognized the overwhelming potential of successfully integrating antimicrobial technology into the production and manufacturing of textiles including wool, cotton, blended and synthetic fibers. By being cross-platform compatible, the Nova antimicrobial technology can be imparted seamlessly into these materials to provide protection against wear, bacterial growth and odor. By offering the ability to brand garments with a recognized Nova tag, the added value and perceived worth of these garments in the eyes of the consumer is greatly enhanced.

Carpet / Flooring Industry Profile
----------------------------------

Carpeting constitutes a major environmental surface for both residential and commercial establishments. By its construction and use, carpeting provides an ideal habitat for a large variety of micro-organisms, some of which not only produce putrid and mildew odors, but also contribute to unsightly defacement and deterioration of carpet components themselves. In addition, the micro-organisms often produce infections or allergic conditions in human beings. In institutions all floor coverings, textile as well as hard surfaces, need to undergo periodic housekeeping to maintain a hygienic and aesthetic appearance. For this reason, antimicrobial additives should be used as a part of the cleaning procedures. Nova has a long history of effectiveness on flooring material; benefits include exceptional antistatic properties. We are currently working with a major European carpet manufacturer, who is looking to use our technology during the manufacturing process.

Marine Industry Profile
-----------------------

Nova products protect ships, ferries, yachts, boats, containers, marinas, offices and other marine areas. Benefits include health and hygiene protection in close-living conditions and prevention of external fouling, an ongoing problem and significant cost to the owner. External fixtures, ranging from hulls, ropes, masts, sails, handrails, life-jackets, lifeboats and deck areas, are protected and the effects of salt-corrosion and other damage from weathering are minimized. Nova antimicrobial treatment of all fabrics, furniture and fittings, together with walls and floors, prevents damage from micro-organisms and thereby increases the life of all the items appreciably. In Europe, extensive marine work has been conducted along the Adriatic, Mediterranean and Atlantic coasts (in particular Spain, Portugal, Italy, Slovenia and the UK). We have premium products under development for the marine industry.

JanSan Industry Profile
-----------------------

The combined revenue generated annually by industrial contract and domestic cleaning companies in North America is staggering; the figure for the UK alone exceeds (pound)12bn. Many additives once deemed safe and/or acceptable by various worldwide sanctioning agencies, including the Environmental Protection Agency (EPA), are in the process of being banned. Published `white papers' in the United States and EU legislation are the catalysts driving the sweeping change throughout these massive markets. The need for registered and approved antimicrobial technology to replace the blacklisted chemicals is now imperative. We have written programs and are creating product ranges for hotels, gymnasia, spas and other areas of the leisure industry.

Commercial Laundry Industry Profile
-----------------------------------

We have expertise in the commercial laundry industry and are working on various products, suitable for either initial or ongoing washes. Benefits include: prevention of cross-contamination risk; reduced electricity and other major cost-savings, including reduced equipment maintenance and downtime; softener; ant-corrosive and anti-static properties, UV protection, together with extended life of sheets, uniforms, drapes and other items. We are working closely with several hospital suppliers in UK and have recently completed specific trials on their behalf, the results of which have been outstanding.

Air Filtration Systems & HVAC Industry Profile
----------------------------------------------

An estimated 90% of antimicrobial contamination is generated by environmental sources. Increased scrutiny is being leveled at manufacturers of integral components needed for a preemptive solution, such as air filtration and HVAC systems, filters, duct work, cooling tower containers and drains. Consumer demand is outpacing supply in a majority of the world, and the common consensus is that antimicrobial, permanently-bonded agents are the preferred solution. The ability to pre-treat almost all of these components is what makes the Nova solution viable, cost-effective and easily implemented. There is a wealth of existing data which directly pinpoints antimicrobial technology as being the only system to deal with these potential health hazards primarily at the source of their introduction into both commercial and residential environments.

Health Industry Profile
-----------------------

In recent years, the emergence of chemical and antimicrobiotic resistant strains of bacteria (MRSA, VRSA, VRE and others) within high-risk environments has caused major problems for Health Services worldwide due to hospital acquired infections. Nova has developed a unique, fully integrated system of cleaning and surface preparation, protected by an environmentally balanced antimicrobial surface coating, which provides active protection against airborne and surface microbial contamination. In addition, Nova can provide unique air filtration protection and greatly enhanced air quality. Programs have been written and successful MRSA and hospital trials have been completed. We are working with two global suppliers and manufacturers to the health industry on a wide range of products and services that will protect staff, patients and visitors to hospitals and other health-related locations, including doctors' and dentists' surgeries.

Marketing and Sales
-------------------

Nova's route to market is simple and cost-effective. Our unique products offer selected, leading companies with many new business opportunities. In turn, this allows us to sell into large global markets on the back of these companies' extensive customer-bases. The process will accelerate as each global contract comes into play and the level of awareness of Nova and its proprietary products increases.

Stepped Process
---------------

Our marketing strategy is to demonstrate to clients how we can improve their products, give them the market edge and improve their profits and market share. We also offer global sharing of expertise, knowledge, contacts and customer bases.

Our marketing and sales strategy is based upon a process that is a series of steps that create awareness and interest in our technology and products so that the potential client is fully receptive by the sales stage of the program. The steps are:

   o Research an industry and categorize potential clients within that industry;
   o  Research the compatibility of chemistries;
   o Identify how our technology can be integrated into existing products and create new, leading-edge products for clients;
   o Create a bespoke presentation showing the marketing, sales and business strategy, together with the full product range and marketing material for individual clients;
   o Having raised the interest level, highlight the benefits and business opportunity;
   o  Finalize the sale.

This is a process that can be taught to all those involved in Nova marketing and sales and becomes a system that can be replicated in each Nova region. The process is continually refined as feedback is received and lessons are learnt from our customers and our own sales force.

In addition, the process includes the provision of a package that clients themselves can adopt to increase their market share and profitability.

Customers
---------

Nova's customers fall into 3 categories:

   o  Multi-nationals / global companies;
   o  Wholesalers - both national and international;
   o  Smaller national companies.

Multi-nationals / Global Companies
----------------------------------

We have been working with multinational manufacturing companies both in North America and Europe for the past 18 months or more. Global contracts will be co-ordinated through Head Office and will subsequently be subdivided into regional sales and manufacturing contracts. This will ensure continuity of supply and guaranteed quality of products for customers around the world. A significantly large number of internationally recognized companies are now evaluating our technology and its potential applications across a diverse range of industries.

Wholesalers
-----------

It is estimated there are as many as 200,000 wholesalers in Europe. Due to the number of chemicals and products being taken off the market as a result of new EU legislation (Biocidal Products Directive and other directives), wholesalers are actively seeking alternatives. The diverse applications of Nova(TM) are leading wholesalers to increasingly look in our direction. Wholesalers provide a ready-made network of customers and a comparatively fast route to market. Therefore, it is in our interests to access certain markets through selected Master Wholesalers.

Master Wholesalers
------------------

We have aligned ourselves with an international sales and marketing partner, Palmer Holland. Additionally, we have established three Master Wholesalers in Europe, who are on the point of generating their first sales. Several other potential Master Wholesalers are also in final negotiations with us. It is anticipated that a number of Turkish companies will be among the first to commit fully to our technology and to provide us with regular substantial monthly sales.

Nova BioGenetics Global strategy
--------------------------------

The Nova global strategy is focused on harnessing our collective intelligence and avoiding any unnecessary duplication of cost or effort. Each region will contribute what it does best and will automatically benefit from all global contracts. Other benefits will include being part of a global infrastructure, lower production costs, shared ownership of all intellectual property and immediate access to new technologies and products. This shall enhance Nova's overall earning power and share value.

Regions

Nova's global strategy is based upon four regions:

   o  THE AMERICAS     o  EUROPE     o  THE MIDDLE EAST     o  ASIA-PACIFIC

The objective is to build quickly upon the existing platforms in North America and Europe before moving into the Middle East. The current round of investment is geared predominantly to the expansion into Europe and the Middle East over the next 12 months. Once the infrastructure is in place in Dubai, it will act as the essential fall-back position for the Corporate Headquarters, should anything untoward happen in Atlanta. Until Dubai has been established and is able to blend products, Europe will provide the manufacturing and distribution capability for both the Middle East and Asia-Pacific.

North America
-------------

The Head Office in Atlanta will provide all regions with:

   o  central administration and policy;
   o  R&D leading to new product and technology development;
   o  corporate training;
   o  patent, legal and essential approvals cover;
   o  global sales and marketing material;
   o  media and other public relations services;
   o  website facilities.

Europe
------

In the UK, a senior management team with strong contacts within a vast network of companies both in Europe and the Middle-East is in place. The European team adds considerable talent, skill and experience in building and running large organizations. More importantly, it is well versed and comfortable with current uses and applications of antimicrobial products in various markets.

Laboratory facilities as well as banking, legal and other professional services are also available. Inventory has been shipped to the UK where in-house blending and product trials have been successful. Samples have been distributed and tested throughout Europe and elsewhere (for example, Morocco, Pakistan, India and Singapore).

Product ranges affiliated to the Nova technology have been identified and are being prepared for leading European companies in specific markets such as leisure, health, building materials, air filtration, remediation, paint, coatings and hygiene.

Two offices, together with a range of shared meeting, conferencing and other facilities, are established. We anticipate remaining in the current premises until our requirement extends to a laboratory and training facility on site; this is anticipated to be within the next twelve months.

Staffing levels are being expanded to 6 full-time personnel: Managing Director, Business Director, 1 Chemist (PhD), 2 Marketing & Sales and 1 Office Support personnel, all of whom should be in situ by September 2005.

Dubai
-----

The case for establishing a presence in Dubai is overwhelming. Not only is Dubai at the historical crossroads of East - West trade, but it is also positioned to become the centre of global business over the next decade.

We have visited the three Free Zones established at Sharjah Airport, Dubai International Airport and Jebel Ali Port. At each location we viewed office units, warehouses / light industrial units, shared business facilities and land sites. All the Zones offer outstanding facilities; in the light of our particular requirements, Jebel Ali Port is the best option and it is currently planned to lease an office / warehouse / blending facility there in early 2006. There are many advantages to setting up business in a Free Zone.

Asia-Pacific
------------

Asia-Pacific is a distinct geographical territory; Europe will provide cover for this region until Dubai is up-and-running.

Biopharmeuticals Division
-------------------------

Nova's biopharmaceuticals' division is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life threatening infectious diseases. Nova's biopharmaceuticals division's pipeline is based on patented technology, used as a broad base for applications with existing antibiotic compounds. Attaching the patented technology with antibiotic compounds is intended to facilitate potential disruption of bacterial agents.

In particular, Nova's biopharmaceutical mission is to provide solutions to the major therapeutic dilemma of growing bacterial resistance to antibiotics in the present worldwide marketplace. It will use its proprietary technology to develop a suite of new antibiotics and antibiotic derivative products. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART"

Product Differentiation/Competitive Advantage
---------------------------------------------

Nova's broad line of specialized antibiotic products has the potential of disrupting the cell membrane of targeted microorganisms, thus killing them. Presently, generic antibiotic formulations act by diffusing the targeted organism cells and providing the optimal environment for cellular activity to take over and combat the infection. Nova's compounds have the potential to actually kill the targeted organism, significantly enhancing existing generic antibiotic agents.

In addition, Nova possesses the competitive advantage of providing a product platform that can create longevity in the drugs that it produces, by delivering antibiotics that are less susceptible to adaptation or mutation. Finally, the "ART" platform is based upon existing technology for which Nova has already received patents and EPA approvals regarding industrial applications. Much has been learned about the "ART" platform, adding to the volume of microbiologic information available, thus shortening the timeline for development and minimizing the research associated with creating a viable core platform from which to work.

Product Research & Development Pipeline
---------------------------------------

Nova views bacterial resistance as a major hurdle in effective therapeutic interventions for a significant number of infectious disease processes. This is ever apparent in the clinical practice, where physicians and other healthcare providers are constantly exposed to a number of new antibiotics being offered by pharmaceutical manufacturers, while familiar antibiotic therapy continues to be limited. In both cases, bacterial resistance and the broad spectrum of use are identified as the reasons for the introduction of the new and improved products.

Currently, Nova is taking steps to file patents to secure the intellectual property of the compounds and effective molecules Nova will utilize in its pipeline. To date, current research and existing regulatory approvals have been secured by Nova. This data will be used as part of the foundation for existing and future development of its unique line of antibiotic products.

The Market for Antibacterial Products
-------------------------------------

The worldwide sales of prescription antibiotics exceed $23 billion (Biotechnology Industry Association). Antibiotics represent the second largest therapeutic category in terms of pharmaceutical sales. While there are more than 100 different antibiotics from more than 30 different classes, approved for use in humans, a select few antibiotics and classes garner the majority of use. Most of the leading products are broad spectrum, with only a few reserved for targeted or restricted use. While the overall market continues to grow at a rate of 6.5% annually, as antibiotics are increasingly used in combination to combat resistant bacteria, a few new classes of antibiotics have been introduced during the past twenty years.

Explanation of Antibiotic Resistance
------------------------------------

(Source: United States Food and Drug Administration)

Disease-causing microbes that have become resistant to drug therapy are an increasing public health concern. Tuberculosis, gonorrhea, malaria, and childhood ear infections are just a few of the diseases that have become hard to treat with conventional antibiotic drugs. Part of the problem is bacteria and other microorganisms that cause infections are remarkably resilient and can develop ways to survive drugs meant to kill or weaken them. This antibiotic resistance, also known as antimicrobial resistance or drug resistance is due largely to the increasing use of antibiotics. Other facts:

   o Though food-producing animals are given antibiotic drugs for important therapeutic, disease prevention or production reasons, these drugs have the downside of potentially causing microbes to become resistant to drugs used to treat human illnesses, ultimately making some human ailments harder to treat.

   o About 70 percent of bacteria that cause infections in hospitals are resistant to at least one of the drugs most commonly used to treat infections.

   o Some organisms are resistant to all approved antibiotics and must be treated with experimental and potentially toxic drugs.

   o Research has shown antibiotics are given to patients more often than the recommended guidelines set by federal and other healthcare organizations. For example, patients sometimes ask their doctors for antibiotics for a cold, cough, or the flu, all of which are viral and do not respond to antibiotics. In addition, patients who are prescribed antibiotics do not take the full dosing regimen, thus contributing to resistance.

   o Unless antibiotic resistance problems are detected as they emerge, and actions are taken to contain them, the world could be faced with previously treatable diseases that have become once again untreatable, as in the pre antibiotics era.

Commercial Strategy
-------------------

Nova is committed to becoming a biopharmaceutical company at the forefront of the therapeutic developments, focused on overcoming bacterial resistance to antibiotics.

Nova's commercial strategy is to partner with established pharmaceutical companies in the major antibacterial markets; while retaining rights to antibiotics based upon their core technology the Company will seek to develop and commercialize independently.

Antibiotic Resistance Technology (ART)
--------------------------------------

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

Most antibiotics, presently used in humans, are natural products manufactured by different species of bacteria or fungi to be employed in their own survival -- for example, to kill other microbes in times of overpopulation. In a natural environment, such as soil, bacteria exchange genetic information (such as resistance genes) with great facility and lack of species specificity, thus allowing molecular determinants of resistance to be passed on to other microbes with great ease.

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

Nova's biopharmaceutical solution to emerging antibiotic resistance in microorganisms will use the application of its proprietary technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART".

RISK FACTORS

Any investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this Form 10-KSB before deciding whether to invest in our common stock. We have only a limited operating history and have not operated profitably since commencement of operations. Our operations have never been profitable. We have incurred net losses since inception through June 30, 2005 of $2,987,963 and it is expected that we will continue to incur operating losses in the future. In fiscal 2005, we generated revenues of $482,679 and had a net loss of $1,939,933.

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

Revenues and operating results generally depend on the volume of, timing of and ability to fulfill services, and competitive conditions, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. We will need to raise additional funds to provide sufficient working capital to continue our operations. If we are unable to raise additional capital, our results of operations will be materially adversely affected. As described above, the report of our independent auditors for fiscal 2005 contains a qualification as to our ability to continue as a going concern. We will need to raise additional capital or our ability to continue our operations, implement our business strategy and to generate any significant revenues will be adversely affected. The amount of additional capital we require is based upon a number of factors, including the level of our continuing revenues and costs associated with the marketing of our services. Even if we raise additional capital, we cannot guarantee that we will ever generate any significant revenues or report profitable operations. In addition, our business plan may change or unforeseen events may occur which require us to raise additional funds. We do not presently have any agreements or understanding with third parties which will enable us to raise additional capital. Given our relatively small size, history of losses and overall weakness in the capital markets, we are unsure as to our ability to raise additional working capital. Even if we locate a source willing to invest in our company, additional funds may not be available on terms acceptable to us or when we need such funds. The unavailability of additional funds when needed is likely to have a material adverse effect on us. If adequate funds are not available to satisfy short-term or long-term requirements, our management will be required to consider a variety of other options including curtailing the development and growth of the services we propose to offer, as well as other cost cutting actions, including suspending all or a portion of our activities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We are located in the Northridge 400 Business Park at 8601 Dunwoody Place, Suite 338 Atlanta, Georgia 30350. The office contains approximately 3200 square feet and is currently under a five year lease through May 2008. In accordance with the terms of the Company's lease agreement commencing on June 30, 2005 and expiring on May 31, 2008, the Company's monthly payment obligation is approximately $2,600. The lease agreement is subject to an annual rent escalation of approximately three percent. See also footnote to audited financial statements.

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

 Fiscal Year ended June 30, 2004        (1) Quarterly Common Stock Price Ranges
 -------------------------------        ---------------------------------------
 Quarter     Quarter Ended                     High                Low
 -------     -------------                     ----                ---
 1st         September  30, 2003               $0.35               $0.25
 2nd         December 31, 2003                 $0.12               $0.07
 3rd         March 31, 2004                    $0.12               $0.12
 4th         June 30, 2004                     $0.17               $0.12

 Fiscal Year ended June 30, 2005        (1) Quarterly Common Stock Price Ranges
 -------------------------------        ---------------------------------------
 Quarter     Quarter Ended                     High                Low
 -------     -------------                     ----                ---
 1st         September  30, 2004               $0.22               $0.22
 2nd         December 31, 2004                 $0.22               $0.20
 3rd         March 31, 2005                    $1.90               $0.85
 4th         June 30, 2005                     $1.25               $1.15
__________
(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." All prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the Over-The-Counter Bulletin Board. During the indicated periods of time, the Registrant's common stock was not traded or quoted on any automated quotation system other than as indicated herein. The market quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

HOLDERS

As of the close of business on October 12, 2005, there were 162 stockholders of record of the Registrant's Common Stock and 11,817,772 shares issued and outstanding.

DIVIDEND POLICY

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

During fiscal year ended June 30, 2005, the Company did not purchase any of its equity securities.

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

FISCAL YEAR ENDED JUNE 30, 2005

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report. We were incorporated under the laws of the State of Delaware on April 23, 2001. Through March 2003, we completed a reverse acquisition with Nova Biogenetics. In August the name of the Company was changed to Nova Biogenetics and the stock symbol was changed in August, 2003 to NVBG. On June 30, 2005, the company acquired a U.K.-based company with a broad range of experience in sales and marketing of antimicrobials and specialty chemicals in Europe and the Middle-East. This acquisition represents the harbinger necessary for the introduction to a large global market for the company to have the ability to service its existing global contracts in the coming year.

FISCAL YEAR ENDED JUNE 30, 2005

Revenues are generated from one of our two business units. The Company is broken down into two divisions: Bio-pharmaceuticals and Specialty Chemicals. Revenues for the fiscal year ended June 30, 2005 were solely from the Specialty chemicals division and were $482,679. We are continuing with our marketing efforts and believe that our revenues for fiscal 2006 will exceed those of fiscal 2005. Cost of sales, which includes contract manufacturing, were $27,304 and other expenses were $1,446,503 including R&D, Salaries, Professional Fees and General and Administration for the fiscal year ended June 30, 2005. Salaries (including consultants) were $204,760 for the fiscal year ended June 30, 2005. Salaries, which consist of salaried and hourly employees, include staff used for, our technical development staff, marketing staff and office personnel and bonuses. As a result of these factors, we reported a net loss of $1,939,933 or $(0.22) per share for the fiscal year ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a stockholders' deficit of $852,587. Since our inception, we have accumulated deficit of $2,987,963. Net cash used in operations during the fiscal year ended June 30, 2005 was $661,098 and was attributable to our loss from operations of $1,195,888. Net cash provided by financing activities for the fiscal year ended June 30, 2005 was $852,131. Additionally. We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing would have a material adverse effect on our financial condition and results of operations.

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

ITEM 8B. OTHER INFORMATION

See Footnote to audited financial statements.

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

    NAME                 AGE      POSITION

Dr. Kevin Smith          48       CEO, Director
Mr. Timothy Moses        48       EVP, Director
Mr. Bradley Smith        42       Secretary/Treasurer, Director
Mr. William Crook        54       Managing Director/Europe
Mr. Colin Debenham       51       Assoc. Managing Director/Europe

Dr. Smith has served as CEO and President as well as a member of the Board of Directors since the Company's inception. He enriches the company with his 20+ years of experience in both the private and academic sectors of the fields of Preventive and Occupational Medicine. He has trained at Yale University, the University of Iowa, and is pursuing his PhD at the Karlinski Institute in Stockholm, Sweden. Dr. Smith has served as Medical Director for HealthSouth in Georgia and has held multiple board seats for many publicly traded companies. Currently, he is affiliated with Emory University as an associate professor in the School of Public Health and as a professor in the School of Nursing at Kennesaw State University. Dr. Smith presently owns an expanding number of clinics in the Atlanta area; and recently, he proudly served our country abroad as a Medical Officer (Major) in the United States Army Reserves in the effort as part of the Operation Iraqi Freedom. His role at Nova BioGenetics continues to encompass his interests in assisting in expanding the implementation of the company's global strategy and defining the vision of the company's biopharmaceutical division

Mr. Moses brings a wealth of experience to the Company that dates back over twenty years and originates from his time at Dow Corning, Inc. After leaving Dow he secured the data citation that constitutes the core of Nova's technology. Further research in conjunction with an accredited university supported advancements and modifications that became the foundation of our proprietary intellectual property. Having founded Nova Technologies, Inc., in 1995 Mr. Moses set out to secure EPA approvals and registrations for the technology; in 1998 he was awarded several patents from the United States Trademark Office, together with foreign patents from many countries. These cover the discovery of ways of producing water-stable organosilane compounds, products, compositions and methods of use, which result in a broad range of product applications. Since joining Nova BioGenetics, Mr. Moses has played an instrumental role in assembling an outstandingly professional team of individuals, who manage the Company's affairs. He continues to provide corporate vision, guidance on the implementation of global strategy, technical expertise and ongoing product and technology development. A graduate with a Master's in Architectural Engineering, Mr. Moses enjoys spending time with his family, playing golf, reading and fishing. See Part I, Item 3 regarding indictment of Timothy C. Moses.

Bill Crook brings a life-time of commercial knowledge and expertise to Nova BioGenetics. His career includes over 20 years' Group Managing Director experience, during which he has built up a series of successful Groups in the United Kingdom with business interests worldwide. During the past 12 years he has been at the forefront of European best practices in eco-hygiene, protection and restoration. His experience includes five years' market research and trials, often involving innovative antimicrobial applications and programmes devised personally by him. A colleague of Tim Moses since 2001, he has played a part, either directly or indirectly, in the development of the Nova business strategy over a prolonged period. More recently, he has created a network of UK-based companies that is now ready to take the Nova technology to a range of markets globally. A lifelong student of business and current affairs, his other interests include martial arts, sport, travel and reading.

Following 25 years' military service, in 1996 Colin Debenham retired from the Royal Air Force after a series of key executive appointments at both junior and senior management levels. His final appointment in the rank of Wing Commander was as Project Manager for the Vice-Chief of the Defence Staff at the Headquarters Ministry of Defence, London. In this role, he advised on an annual budget in excess of (pound)400m and initiated a global networked database of 28,000 personnel as a key management tool.

Over the past 9 years he has co-founded several small businesses, on each occasion acting as Managing Director. His earlier business interests were focused on hygiene, environmental and asset protection issues. These lead him progressively into the field of antimicrobial technology. Since 2002, together with Bill Crook, he has been involved in the development of products, programmes and business opportunities associated with the Nova technology. Colin holds a degree in French (with subsidiary Spanish) from Sheffield University. A keen all-round sportsman, he formerly played first-class rugby and cricket for the Royal Air Force and Combined Services; his interests include travel, sport, theatre, foreign languages, garden design and history of art.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table The table below sets forth information relating to the compensation paid by us during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2004 and 2005 (the "Named Executive Officers").

                                       Annual Compensation                       Long Term
                                -------------------------------   -----------------------------------
                                Fiscal                              Other Annual      Restricted
Name and Principal Position      Year    Salary ($)   Bonus ($)   Compensation ($)   Stock Awards ($)
---------------------------      ----    ----------   ---------   ----------------   ----------------
*Dr. Kevin Smith (CEO)           2005     $ -0-        $ -0-            $ -0-         $ -0-

Mr. Bradley Smith (Director)     2005     $ -0-        $ -0-            $ -0-         $ -0-

**Mr. Timothy C. Moses (COO)     2005     $250,000     $ -0-            $ -0-         $ -0-
__________
*  Dr. Kevin Smith has fore barred his salary for all of 2005

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 11, 2005 (except where otherwise noted) with respect to: (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of the outstanding shares of common stock; (ii) each director of the Registrant; (iii) the Registrant's executive officers; and (iv) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of common stock are owned with sole voting and investment power. The title of class of all securities indicated below is common stock with $.0001 par value per share.

Name and Address of             (2) Number of Shares   (3) Percentage of Shares
Beneficial Owner                 Beneficially Owned      Beneficially Owned
-------------------             --------------------   ------------------------
International Biochemical
 Industries Inc.
8725 Rosewell Road
Atlanta, Georgia 30327              (3)   997,561                8.44%

Domus Trust Fund
5525 New Wellington Close
Atlanta, Georgia 30327              (4)   202,248                1.71%

M5 Trust Funds I and II
405 North Errol Court
Atlanta, Georgia 30327              (5) 2,431,451               20.57%

Timothy C. Moses
405 North Errol Court
Atlanta, Georgia 30350              (6)   756,347                6.40%

Kevin Smith
5525 New Wellington Close
Atlanta, Georgia 30327              (8)   511,275                4.33%

Bradley Smith
800 SW 19th Street
Ft. Lauderdale, 33315                           0                    0

All Officers and Directors as
 a Group (4 persons)                (9) 4,898,882               41.45%

Represents less than 42% of the 11,817,772 shares outstanding as of October 12, 2005.
__________
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

31.1     Certification of Chief Executive Officer

31.2     Certification of Principle Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Principle Financial Officer
__________
(10) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-SB as filed on September 27, 2001.

(11) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form S-8 as filed on November 30, 2001.

(12) To be filed by amendment.

(b) Reports on 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES

         The aggregate fees billed for the fiscal year ended June 30, 2005, for professional services rendered by Bouwhuis, Morrill & Company, for the audit of the Registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended 2005 were approximately $50,500.

2. AUDIT RELATED FEES

         The aggregate fees billed for the fiscal year ended June 30, 2005, for assurance and related services by Bouwhuis, Morrill & Company, that are reasonably related to the performance of the audit of the Registrant's financial statements for the fiscal year ended 2005 were approximately $-0-.

3. TAX FEES

         The aggregate fees billed for the fiscal year ended June 30, 2005, for professional services rendered by Bouwhuis, Morrill & Company for tax compliance, tax advice and tax planning for the fiscal year ended 2005 were $-0-.

4. ALL OTHER FEES

         The aggregate fees billed for the fiscal year ended June 30, 2005, for products and services provided by Bouwhuis, Morrill & Company other than those services reported above, for the fiscal year ended 2005 were $-0-.




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

                                        Date: October 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                      Titles                         Dates
      ----------                      ------                         -----

/s/ Dr. Kevin Smith
-------------------         Chairman, Chief Executive
Dr. Kevin Smith             Officer and President               October 13, 2005


/s/ Bradley Smith
-----------------
Bradley Smith               Secretary and Treasurer             October 13, 2005


/s/ Timothy C. Moses
--------------------        Senior Vice-President, Chief
Timothy C. Moses            Operating Officer                   October 13, 2005

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES

                 Consolidated Financial Statements for the Years
                          Ended June 30, 2005 and 2004

                      and Report of Independent Registered
                             Public Accounting Firm

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

Notes to the Consolidated Financial Statements...............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nova BioGenetics, Inc. and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bouwhuis, Morrill & Company, LLC
Layton, Utah

October 11, 2005

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS

  Cash and cash equivalents (Note 2) ...........................    $   386,596
  Accounts receivable, net (Note 2) ............................         49,949
  Inventory (Note 2) ...........................................         43,712
                                                                    -----------

    Total Current Assets .......................................        480,257
                                                                    -----------

PROPERTY AND EQUIPMENT - NET (Note 2) ..........................         26,659
                                                                    -----------

OTHER ASSETS

  Deposits .....................................................          4,508
                                                                    -----------

    Total Other Assets .........................................          4,508
                                                                    -----------

    TOTAL ASSETS ...............................................    $   511,424
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ........................    $   528,715
  Due to related parties (Note 4) ..............................        145,392
  Escrow payable (Note 5) ......................................        199,500
  Notes payable - related party (Note 8) .......................        490,404
                                                                    -----------

   Total Current Liabilities ...................................      1,364,011
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value; 50,000,000 shares
   authorized, 11,107,772 shares issued and outstanding ........          1,111
  Additional paid-in capital ...................................      2,134,265
  Accumulated deficit ..........................................     (2,987,963)
                                                                    -----------

   Total Stockholders' Deficit .................................       (852,587)
                                                                    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................    $   511,424
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                           For the Years
                                                           Ended June 30,
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------

NET SALES ......................................    $   482,679     $   261,881

COST OF SALES ..................................         27,304          51,827
                                                    -----------     -----------

GROSS MARGIN ...................................        455,375         210,054
                                                    -----------     -----------

OPERATING EXPENSES

  Salaries and consulting ......................        204,760         558,524
  Professional fees ............................        172,484          57,918
  Research and development .....................          1,536          22,108
  Rent expense .................................         28,579          28,152
  Selling, general and administrative ..........      1,243,904         215,479
                                                    -----------     -----------

    Total Operating Expenses ...................      1,651,263         882,181
                                                    -----------     -----------

LOSS FROM OPERATIONS ...........................     (1,195,888)       (672,127)
                                                    -----------     -----------

OTHER INCOME (EXPENSES)

  Interest expense .............................        (52,678)        (32,409)
  Gain on sale of assets .......................         28,844             850
  Loss on impairment of goodwill (Note 3) ......       (720,211)              -
                                                    -----------     -----------

    Total Other Income (Expenses) ..............       (744,045)        (31,559)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES .......................     (1,939,933)       (703,686)

INCOME TAX EXPENSE .............................              -               -
                                                    -----------     -----------

NET LOSS .......................................    $(1,939,933)    $  (703,686)
                                                    ===========     ===========

BASIC AND DILUTED:
  Net loss per common share ....................    $     (0.22)    $     (0.11)
                                                    ===========     ===========

  Weighted average shares outstanding ..........      8,763,955       6,353,924
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Stockholders' Deficit
                          For the Years Ended June 30, 2005 and 2004

                                          Common Stock           Additional
                                   --------------------------      Paid-in       Accumulated
                                      Shares         Amount        Capital         Deficit
                                   -----------    -----------    -----------     -----------
Balance, June 30, 2003 ........      5,542,934    $       554    $  (861,525)    $  (344,344)

Common stock issued for
 services rendered ............        885,338             88        137,712               -

Exercise of common stock
 options for services rendered         465,000             46        132,204               -

Common stock issued to
 convert note payable .........        275,000             29        316,127               -

Common stock issued for
 stock deposit ................        183,000             18         31,232               -

Accrued salaries contributed to
 the Company as a capital
 contribution by an Officer ...              -              -        275,246               -

Common stock options issued
 below market value ...........              -              -         11,645               -

Net loss for the year
 ended June 30, 2004 ..........              -              -              -        (703,686)
                                   -----------    -----------    -----------     -----------

Balance, June 30, 2004 ........      7,351,272            735         42,641      (1,048,030)

Common stock issued for cash ..      1,660,000            166        829,834               -

Common stock issued for
 services rendered ............      1,130,000            113        295,387               -

Common stock issued for the
 acquisition of subsidiary ....        966,500             97        966,403               -

Net loss for the year
 ended June 30, 2005 ..........              -              -              -      (1,939,933)
                                   -----------    -----------    -----------     -----------

Balance, June 30, 2005 ........     11,107,772    $     1,111    $ 2,134,265     $(2,987,963)
                                   ===========    ===========    ===========     ===========

                     The accompanying notes are an integral part of these
                              consolidated financial statements.

                                             F-6

                           NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows

                                                                        For the Years
                                                                        Ended June 30,
                                                                 ---------------------------
                                                                     2005           2004
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................    $(1,939,933)    $  (703,686)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Bad debt expense ..........................................              -           1,106
  Depreciation ..............................................          2,018             760
  Common stock issued for services rendered .................        295,500         137,800
  Exercise of common stock options for services rendered ....              -         132,250
  Stock options issued below market value ...................              -          11,645
  Gain on sale of fixed assets ..............................              -            (850)
  Gain on settlement of debt ................................        (28,844)              -
  Loss on impairment of goodwill ............................        720,211               -
Changes in assets and liabilities:
  Increase in accounts receivable ...........................           (694)         (3,786)
  Increase in inventories ...................................        (22,207)         (3,622)
  Increase in deposits and other current assets .............            (33)         (1,000)
  Increase in accounts payable and accrued expenses .........        312,884         106,501
                                                                 -----------     -----------

    Net Cash Used in Operating Activities ...................       (661,098)       (322,882)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash received from sale of fixed assets ...................              -             850
  Purchases of fixed assets .................................        (22,156)           (584)
  Cash received from acquisition of subsidiary ..............        216,028               -
                                                                 -----------     -----------

    Net Cash Provided by Investing Activities ...............        193,872             266
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in due to related party ..........................         22,131         123,261
  Repayments on notes payable - related party ...............              -            (500)
  Increase in escrow payable ................................              -         199,500
  Proceeds from sale of common stock ........................        830,000               -
                                                                 -----------     -----------

    Net Cash Provided by Financing Activities ...............    $   852,131     $   322,261
                                                                 -----------     -----------

                     The accompanying notes are an integral part of these
                              consolidated financial statements.

                                             F-7

                           NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Continued)
                                                                        For the Years
                                                                        Ended June 30,
                                                                 ---------------------------
                                                                     2005           2004
                                                                 -----------     -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS ..................................    $   384,905     $      (355)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................          1,691           2,046
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR ......................    $   386,596     $     1,691
                                                                 ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:

    Interest ................................................    $     3,293     $     1,685
    Income taxes ............................................    $         -     $         -

  Non-Cash Investing and Financing Activities:

    Common stock issued for services ........................    $   295,500     $   270,050
    Accrued salaries contributed to the Company as a
     capital contribution by an Officer .....................            $ -     $   275,246
    Common stock issued for debt ............................            $ -     $   347,406
    Common stock issued for the acquisition of subsidiary ...    $   966,500     $         -

                     The accompanying notes are an integral part of these
                              consolidated financial statements.

                                             F-8

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

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

         Nova BioGenetics, Inc. ("Nova") was originally incorporated on July 22, 2002, under the laws of the State of Delaware. On March 19, 2003, Nova BioGenetics, Inc. ("Nova") was acquired by HNS, for 31,253,904 pre-split shares of HNS stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between Nova and HNS. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. The reorganization was accounted for as a recapitalization of Nova because the shareholders of Nova controlled the Company immediately after the acquisition. Therefore, Nova is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Nova. The Company is the acquiring entity for legal purposes and Nova is the surviving entity for accounting purposes. On July 11, 2003, The Company merged its two entities into a single corporation under the name Nova BioGenetics, Inc.

         Nova reincorporated in the State of Delaware on January 16, 2002. Nova is a biochemical company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of antibiotic and antimicrobial agents for use in the industrial and pharmaceutical sectors.

         Subsidiaries
         ------------

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

         Eco Group International Limited ("ECO") was incorporated under the laws of England and Wales on November 21, 2003. ECO was acquired on June 30, 2005 in a stock transaction whereby 966,500 shares of Nova BioGenetics' common stock was exchanged for all of the issued and outstanding shares of ECO. ECO was acquired for the purpose of marketing Nova BioGenetics' products in Europe and the surrounding regions.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

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

         e. Allowance for Doubtful Accounts

         Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of June 30, 2005, the allowance for doubtful accounts was $55,540. Bad debt expense was $55,540 and $1,106 for the years ended June 30, 2005 and 2004, respectively.

         f. Inventories

         Inventories are stated at the lower of average cost or market value. When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. Inventories consist entirely of raw materials of $43,712 at June 30, 2005.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

                                                     Life                2005
                                                     ----                ----

         Furniture and Fixtures                    3-5 Years           $ 29,512
         Less - Accumulated Depreciation                                 (2,853)
                                                                       --------

              Net Property and Equipment                               $ 26,659
                                                                       ========

         Depreciation expense for the years ended June 30, 2005 and 2004 was $2,208 and $760, respectively.

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

                                            June 30,          June 30,
                                              2005              2004
                                         -------------      ------------

         Net loss (numerator)            $ (1,939,933)      $  (703,686)
         Weighted average shares
           outstanding (denominator)        8,763,955         6,353,924
         Loss per share amount           $      (0.22)      $     (0.11)

         i. Recent Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Recent Accounting Pronouncements (Continued)

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the financial statements of the Company.

         j. Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of June 30, 2005.

         At June 30, 2005, the Company had net operating loss carryforwards of approximately $3,000,000 that may be offset against future taxable income through 2025. No tax benefits have been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j. Income Taxes (Continued)

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

         l. Principles of Consolidation

         The consolidated financial statements include the accounts of Nova BioGenetics, Inc. and its wholly-owned subsidiaries Nova
         BioPharmaceuticals, Inc., Nova Specialty Chemicals, Inc., and Eco Group International Limited. All significant intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 3 - GOODWILL

         Goodwill represents the excess of cost over the fair value of net assets acquired through acquisitions. In the acquisition of Eco Group International Limited, this excess of cost over net assets acquired amounted to $720,211. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, management of the Company has evaluated the resulting goodwill and has determined that the amount is impaired. It is unlikely that there is significant future value beyond the value of the net assets acquired of $246,289 and, therefore, the Company has recorded a loss on the impairment of goodwill in the amount of $720,211. The amount of goodwill being carried as an asset at June 30, 2005 is $-0-.

NOTE 4 - RELATED PARTY TRANSACTIONS

         At June 30, 2005, the Company had a related party payable of $145,392. This amount includes $16,904 payable to an officer of the Company, $67,459 in accrued interest (see Note 8), and $61,029 also payable to the company indicated in Note 8 for prior services rendered.

NOTE 5 - ESCROW PAYABLE

         The Company owes Pyramid Financial Group ("Pyramid") for monies that were either expended on the Company's behalf or that were loaned to the Company on a short-term basis. These monies were held in escrow by Pyramid. The Company believes that pursuant to the terms of the escrow agreement the funds would be available to the Company for cash-flow purposes at times prior to closing of the escrow. At the time of the transactions Pyramid was owned by a former officer of the Company, however, no such relationship still exists. The amount still owing at June 30, 2005 is $199,500 plus accrued interest of $15,960 which is included on the balance sheet in accounts payable and accrued expenses. See Note 10 - Contingencies.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 6 - EQUITY TRANSACTIONS

         During the year ended June 30, 2004, the Company issued 275,000 shares of common stock in satisfaction of a note payable of $275,000 and accrued interest of $41,156, or $1.15 per share.

         During the year ended June 30, 2004, the Company issued 183,000 shares of common stock for a stock deposit received in 2003 of $31,250, or $0.17 per share.

         During the year ended June 30, 2004, the Company issued 885,338 shares of common stock to officers, directors and an attorney for services rendered. The shares were valued at the market price on the date the shares were authorized for issuance and range from $0.15 to $0.20 per share. In connection with these issuances, the Company recorded stock-based compensation of $137,800 during the year ended June 30, 2004.

         During the year ended June 30, 2004, in connection with the exercise of stock options the Company issued 465,000 shares of common stock to consultants, officers, employees, and an attorney for services rendered. The Company recorded stock-based compensation expense of $125,750 and reduced accounts payable by $6,500 based on the exercise price of the stock options.

         During the year ended June 30, 2004, an officer of the Company converted $275,246 of his accrued salary into additional paid-in capital by contributing the amount to the Company.

         During the year ended June 30, 2005, the Company issued 1,660,000 shares of common stock in a private placement for $0.50 per share. Each share issued in this private placement had an attached warrant to purchase an additional share of common stock for $0.50 per share and expire on March 31, 2010.

         During the year ended June 30, 2005, the Company issued 1,130,000 shares of common stock to officers, directors and an attorney for services rendered. The shares were valued at the market price on the date the shares were authorized for issuance and range from $0.10 to $1.35 per share. In connection with these issuances, the Company recorded stock-based compensation of $295,500 during the year ended June 30, 2005.

         On June 30, 2005, the Company issued 966,500 shares of common stock for all of the issued and outstanding shares of a United Kingdom based company. The shares were valued at the market price on the date of acquisition of $1.00 per share, or $966,500. The net assets of the acquired company on the date of acquisition was $246,289. See Note 3 - Goodwill.

NOTE 7 - FINANCIAL INSTRUMENTS

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

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 8 - NOTES PAYABLE - RELATED PARTY

         Notes payable - related party consists of a note issued in connection with a joint venture agreement with International Biochemical Industries, Inc. (formerly BioShield Technologies, Inc.) ("IBCI") in the original amount of $500,000. At the time the joint venture agreement was entered into, an Officer of the Company was also the president of IBCI. IBCI is currently undergoing Chapter 7 bankruptcy proceedings. The final outcome has yet to be determined. The balance at June 30, 2005 was $490,404 with an additional amount of $67,459 in accrued interest relating to this note that is shown on the balance sheet in due to related parties (see Note 4).

NOTE 9 - STOCK WARRANTS OUTSTANDING

         As discussed in Note 6, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. All warrants expire March 31, 2010. A summary of the status of the Company's stock warrants as of June 30, 2005, and changes during the years then ending, are presented below:

                                                        Weighted       Weighted
                                                         Average       Average
                                                        Exercise      Grant Date
                                          Options        Price        Fair Value
                                         ---------      --------      ----------

         Outstanding, June 30, 2004 ....         -      $      -      $        -

             Granted ................... 1,660,000          0.50               -
             Canceled ..................         -             -               -
             Exercised .................         -             -               -
                                         ---------      --------      ----------

         Outstanding, June 30, 2005 .... 1,660,000      $   0.50      $        -
                                         =========      ========      ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Operating Lease
         ---------------

         The Company is obligated under an agreement for the lease of its office space for a monthly payment of approximately $2,619 at June 30, 2005. The lease terminates on May 31, 2008 and is subject to an annual rent escalation of approximately 3 percent.

         Rent expense for the years ended June 30, 2005 and 2004 was $30,073 and $27,974, respectively.

         The future minimum lease payments are as follows:

             June 30, 2006................. $ 29,156
                      2007.................   30,031
                      2008.................   28,354
                      2009+................        -
                                            --------

                      Total................ $ 87,541
                                            ========

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements
         ---------------------

         The Company is subject to one employment agreement with an executive of the Company whereby it will pay an annual base salary in the amount of $300,000 per year for the term of the agreement which expires in March of 2008. The agreement also provides for the issuance of stock options. The agreement provides for the executive's ownership in the Company to be subject to anti-dilution privileges. The agreement is subject to automatic one-year extensions indefinitely. At June 30, 2005, the Company has deferred payment of a total of $395,505 of this compensation in accrued expenses on the balance sheet. Furthermore, the executive is eligible to participate in an incentive compensation/bonus program that guarantees the payment of an additional $250,000 per year which is included in the deferral noted above.

         Contingencies
         -------------

         In accordance with a formal Order entered by the United States Securities and Exchange Commission ("SEC"), Nova has been subpoenaed requiring production of various documents relating to any offering of stock, warrants, or units by Nova or its subsidiaries from August 2004 to October 8, 2004 as well as documents sufficient to identify any person or entity who invested in a private offering from September 1, 2003 to October 8, 2004. Nova intends to cooperate with the Commission regarding this matter.

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

         In one situation a prospective investor was contacted about purchasing NBPI's common stock pursuant to a private placement. This individual paid $400,000 to the former officer to be escrowed with Pyramid (see
         Note 5) for the purchase of 400,000 common shares. The NBPI claims to have had access to these funds prior to the closing of escrow for short-term borrowings. Pyramid disbursed amounts to NBPI, or one of its consolidated companies, on several occasions or made disbursements on their behalf. Amounts owing to the escrow were $199,500 at June 30, 2005 (see Note 5 - Escrow Payable). There is a possibility that the NBPI may ultimately be responsible for either the repayment of the entire $400,000 (which includes the $199,500 in Note 5), the issuance of 400,000 shares of its common stock, or just the repayment of the $199,500 indicated in Note 5. As these allegations were made only recently and have not yet been resolved, the outcome is undeterminable at the present time.

         In another situation involving this former officer and Pyramid several investors were contacted about purchasing common shares through a private placement of NBPI. These individuals paid $70,500 to Pyramid through the former officer for the purchase of 70,500 shares of the NBPI's common stock. NBPI never received these funds and was unaware that money was committed until later when one of the investors of $10,000 contacted NBPI trying to locate their 10,000 shares of stock. This particular investor was

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Contingencies (Continued)
         -------------------------

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

         Legal Proceedings
         -----------------

         The Company is party to one legal proceeding. A former accountant of Nova's predecessor, Healthcare Network Solutions, Inc., has a pending judgment in the amount of $42,000 against the Company for collection of past due fees. Nova asserts that it only owes them $15,000, which amount is accrued as a liability in accounts payable at June 30, 2005. The Company intends to contest this action vigorously. Management and the Company's attorneys have not yet determined an estimated range of loss, if any. Therefore, as the outcome is undeterminable at the present time, no additional amounts will be accrued in the consolidated financial statements as a result of this contingency.

NOTE 11 - CONCENTRATIONS OF RISK

         Major Customers
         ---------------

         For the year ended June 30, 2005, four customers' generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $127,500, $125,743, $71,123, and $60,797 or 26.1%, 25.7%, 14.6%, and 12.4%, respectively.

         For the year ended June 30, 2004, three customers' generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $89,250, $37,343, and $29,750 or 34%, 14%, and 11%, respectively.

NOTE 12 - GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $3,000,000 from inception of the Company through June 30, 2005. The Company's stockholders' deficit at June 30, 2005 was $852,587 and its current liabilities exceeded its current assets by $883,754. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 12 - GOING CONCERN CONSIDERATIONS (Continued)

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