Form 10QSB
period 2005-09-30
NOVA BIOGENETICS INC
filed 2005-11-22
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended September 30, 2005
                                               ------------------

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

The Company had 11,129,923 shares issued and outstanding of the Common Stock issued as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---
_________
(1) Except that the company has received SEC comments on its form 10-KSB for fiscal year ended June 30, 2004, which it is in the process of responding.

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                 For the fiscal quarter ended September 30, 2005


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet
         September 30, 2005 (Unaudited) ....................................   3

         Condensed Consolidated Statements of Operations (Unaudited)
         For the three months ended September 30, 2005 and 2004 ............   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the three months ended September 30, 2005 and 2004 ............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

Item 2.  Management's Discussion and Analysis or Plan of Operations ........   7

Item 3.  Controls and Procedures ...........................................   8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  10

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  10

Item 3.  Defaults Upon Senior Securities ...................................  10

Item 4.  Submission of Matters to Vote of Shareholders......................  10

Item 5.  Other Information .................................................  10

Signatures .................................................................  11

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                     September 30,    June 30,
                                                          2005          2005
                                                     -------------  -----------
CURRENT ASSETS                                        (unaudited)

  Cash and cash equivalents ........................  $    11,218   $   386,596
  Accounts receivable, net .........................       52,848        49,949
  Inventory ........................................       38,138        43,712
                                                      -----------   -----------

    Total Current Assets ...........................      102,204       480,257
                                                      -----------   -----------

PROPERTY AND EQUIPMENT - NET .......................       24,934        26,659
                                                      -----------   -----------

OTHER ASSETS

  Deposits .........................................        4,508         4,508
                                                      -----------   -----------

    Total Other Assets .............................        4,508         4,508
                                                      -----------   -----------

    TOTAL ASSETS ...................................  $   131,646   $   511,424
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses ............  $   606,032   $   528,715
  Due to related parties ...........................      153,748       145,392
  Escrow payable ...................................      199,500       199,500
  Notes payable - related party ....................      490,404       490,404
                                                      -----------   -----------

    Total Current Liabilities ......................    1,449,684     1,364,011
                                                      -----------   -----------

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value; 50,000,000 shares
   authorized, 11,129,923 and 11,107,772 shares
   issued and outstanding, respectively ............        1,113         1,111
  Additional paid-in capital .......................    2,151,763     2,134,265
  Accumulated deficit ..............................   (3,469,363)   (2,987,963)
  Foreign currency translation adjustment ..........       (1,551)            -
                                                      -----------   -----------

    Total Stockholders' Deficit ....................   (1,318,038)     (852,587)
                                                      -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....  $   131,646   $   511,424
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       For the Three Months
                                                        Ended September 30,
                                                  -----------------------------
                                                      2005              2004
                                                  ------------     ------------

NET SALES ....................................    $     42,238     $     81,890

COST OF SALES ................................           5,275            5,216
                                                  ------------     ------------

GROSS MARGIN .................................          36,963           76,674
                                                  ------------     ------------

OPERATING EXPENSES

  Salaries and consulting ....................         333,864           62,500
  Professional fees ..........................          41,189           12,186
  Selling, general and administrative ........         130,171           65,778
                                                  ------------     ------------

    Total Operating Expenses .................         505,224          140,464
                                                  ------------     ------------

LOSS FROM OPERATIONS .........................        (468,261)         (63,790)
                                                  ------------     ------------

OTHER INCOME (EXPENSES)

  Interest expense ...........................         (13,140)          (7,356)
                                                  ------------     ------------

    Total Other Income (Expenses) ............         (13,140)          (7,356)
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES .....................        (481,401)         (71,146)

INCOME TAX EXPENSE ...........................               -                -
                                                  ------------     ------------

NET LOSS .....................................    $   (481,401)    $    (71,146)
                                                  ============     ============

BASIC AND DILUTED:
  Net loss per common share ..................    $      (0.04)    $      (0.01)
                                                  ============     ============

  Weighted average shares outstanding ........      11,111,095        6,892,148
                                                  ============     ============

OTHER COMPREHENSIVE INCOME

NET LOSS .....................................    $   (481,401)    $    (71,146)

  Foreign currency translation adjustment ....          (1,551)               -
                                                  ------------     ------------

COMPREHENSIVE LOSS ...........................    $   (482,952)    $    (71,146)
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                          For the Three Months
                                                           Ended September 30,
                                                        -----------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...........................................    $(481,401)    $ (71,146)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation .....................................        1,725           219
Changes in operating assets and liabilities:
  Decrease in inventories ..........................        5,574             -
  Increase (decrease) in accounts receivable .......       (2,899)       26,489
  Increase in accounts payable and accrued expenses        77,318        51,828
  Increase in due to related parties ...............        8,356             -
                                                        ---------     ---------

    Net Cash Provided (Used) in Operating Activities     (391,327)        7,390
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment ..............            -        (1,070)
                                                        ---------     ---------

    Net Cash Used by Investing Activities ..........            -        (1,070)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Due to/from related party ........................            -        (2,597)
  Common stock issued for cash .....................       17,500             -
                                                        ---------     ---------

    Net Cash Provided (Used) by Financing Activities    $  17,500     $  (2,597)
                                                        ---------     ---------

EFFECT OF FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT ............................       (1,551)            -
                                                        ---------     ---------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS .........................    $(375,378)    $   3,723

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....      386,596         1,691
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........    $  11,218     $   5,414
                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:

    Interest .......................................    $       -     $       -
    Income taxes ...................................    $       -     $       -

   The accompanying notes are an integral part of these financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three-months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2005, the Company has incurred operating losses of approximately $3,000,000 from inception of the Company through June 30, 2005. The Company's stockholders' deficit at June 30, 2005 was $852,587 and its current liabilities exceeded its current assets by $883,754. Additionally, the Company has sustained additional operating losses for the three-months ended September 30, 2005 of approximately $480,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 3 - MATERIAL EVENTS

         During the three months ended September 30, 2005, the Company received a total of $17,500 cash proceeds from the issuance of 22,151 shares of common stock issued through a private placement. These shares were sold at $0.79 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATIONS

Reference is herewith made to the information contained in Item 6 to Form 10-KSB entitled Managements Discussion and Analysis or Plan of Operations as filed with the Commission on October 13, 2005.

Revenues generated during the three months ending September 30, 2005 were $42,238 as compared to $81,890 for the three months ended September 30, 2004. The decrease was due to the continuing implementation of our sales programs

Cost of goods sold is from products purchased from our vendors at a cost of $5,275 of sales for the three months ended September 30, 2005 as compared to $5,216 of net sales for the three months ended September 30, 2004. Cost of sales increased on a percentage basis in large part to a $2,000 inventory adjustment during the quarter.

Salaries were $333,864 for the three months ended September 30, 2005 as compared to $62,500 for the three months ended September 30, 2004. Salaries, which consist of salaried and hourly employees, include staff used for our research services, our technical development staff, marketing staff and office personnel, during the 2005 year the Company is continuing to ramp up its technical development for the next upcoming year as well as staffing our office in the United Kingdom.

For the three months ended September 30, 2005, we incurred professional fees of 0$41,189 compared to $12,186 for the three month ended September 30, 2004 and primarily related to legal fees for our acquisition of Eco Group in the U.K

For the three months ended September 30, 2005,we incurred other selling, general and administrative expenses of $130,171 as compared to $65,778 for the months ended September 30, 2004. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts, as well as an increase in personnel to offset growth of our major customer requirement for technical support.

We recorded interest expense of $13,140 for the three months ended September 30, 2005 as compared to $7,356 for the three months ended September 30, 2004 and are notes payable to a related party.

As a result of these factors, we reported a net loss of $(481,401) or $(04) per share for the three months ended September 30, 2005 as compared to a net loss of $(71,146) or $(0.01) per share for the three months ended September 30, 2004.

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

In addition the company is increasing its foundation by raising additional capital of approx. $800,000, through sale of common stock, at a higher price than the stock price in the open market during October of 2005.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

         a. During the three months ended September 30, 2005, the Company received a total of $17,500 cash proceeds from the issuance of 22,151 shares of common stock issued through a private placement. These shares were sold at $0.79 per share, the company sold 22,151 of its common stock There were no underwriters. All purchasers indicated they were accredited investors. All securities for sold for cash for aggregate gross proceeds of $17,500. The transaction referred to herein is claimed to be exempt from registration in accordance rule 506D and section 4(2) of the 33 act as transactions by an issuer not involving any public offering

         b. All proceeds received were utilized for working capital and related corp. expenses.

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

         (b) Reports on Form 8-K

         The company filed a form 8-K on October 28, 2005, as relates to item
5.02

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nova BioGenetics, Inc.

Dated: November 21, 2005
                                   /s/ Kevin Smith
                                       ---------------
                                       Kevin Smith
                                       President and Chief Executive Officer