Form 10KSB/A
period 2004-06-30
NOVA BIOGENETICS INC
filed 2005-12-15
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB-A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2004
                                               -------------

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

[ ] Yes [X] No

                                TABLE OF CONTENTS


PART I.........................................................................2

   Item 1.  Description Of Business............................................2

   Item 2.  Description Of Property...........................................22

   Item 3.  Legal Proceedings.................................................22

   Item 4.  Submission Of Matters To A Vote Of Security Holders...............22

PART II.......................................................................22

   Item 5.  Market For Common Equity, Related Stockholder Matters And
            Small Business Issuer Purchases Of Equity Securities..............22

   Item 6.  Management's Discussion And Analysis Or Plan Of Operation.........24

   Item 7.  Financial Statements..............................................25

   Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................25

   Item 8A. Controls and Procedures...........................................25

   Item 8B. Other Information.................................................26

PART III......................................................................26

   Item 9.  Directors And Executive Officers Of The Registrant................26

   Item 10. Executive Compensation............................................27

   Item 11. Security Ownership Of Certain Beneficial Owners And Management
            And Related Stockholder Matters ..................................29

   Item 12. Certain Relationships And Related Transactions....................30

   Item 13. Exhibits, List And Reports On Form 8-K............................31

   Item 14. Principal Accountant Fees And Services............................31

Signatures....................................................................32

CERTIFICATIONS......................................................EX 31, EX 32

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

US EPA Registration Number 70871-6 Solvent based organosilane antimicrobial compound.

US EPA Registration Number 70871-7 Disinfectant and Antimicrobial agent. Manufacturing use product.

US EPA Registration Number 70871-8 Disinfectant and Antimicrobial agent.

RISK FACTORS

Any investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this Form 10-KSB before deciding whether to invest in our common stock. We have only a limited operating history and have not operated profitably since commencement of operations. Our operations have never been profitable. We have incurred net losses since inception through June 30, 2004 of $1,031,235 and it is expected that we will continue to incur operating losses in the future. In fiscal 2004, we generated revenues of $261,881 and had a net loss of $703,686. As of June 30, 2004, we had a working capital deficit of $997,859. There is no assurance that we will operate profitably in the future. Our independent auditors have added an explanatory paragraph to their audit opinion, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations.

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

None.

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

Fiscal Year ended June 30, 2003
          By Quarter                   (1) Quarterly Common Stock Price Ranges
-------------------------------        ---------------------------------------
Quarter     Quarter Ended                     High                Low
-------     -------------                     ----                ---
1st         September  30, 2002               $0.16               $0.09
2nd         December 31, 2002                 $0.09               $0.04
3rd         March 31, 2003                    $0.16               $0.02
4th         June 30, 2003                     $0.92               $0.09

Fiscal Year ended June 30, 2004
          By Quarter                   (1) Quarterly Common Stock Price Ranges
-------------------------------        ---------------------------------------
Quarter     Quarter Ended                     High                Low
-------     -------------                     ----                ---
1st         September  30, 2003               $1.05               $0.04
2nd         December 31, 2003                 $0.45               $0.12
3rd         March 31, 2004                    $0.20               $0.07
4th         June 30, 2004                     $0.27               $0.09
_________
(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." All prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the Over-The-Counter Bulletin Board. During the indicated periods of time, the Registrant's common stock was not traded or quoted on any automated quotation system other than as indicated herein. The market quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a stockholders' deficit of $1,004,654. Since our inception, we have accumulated deficit of $1,048,030. Net cash used in operations during the fiscal year ended June 30, 2004 was $322,882 and was attributable to our loss from operations of $703,686 and increases in assets of $6,771 offset by non-cash compensation and depreciation of $270,810 and increases in accounts payable and accrued expenses of $106,501. Net cash provided by financing activities for the fiscal year ended June 30, 2004 was $322,261. Additionally, we made repayments on notes payable of $500 and increases of advances from a related party of $123,261. We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing would have a material adverse effect on our financial condition and results of operations.

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

Bradley Smith: Mr. Smith is a successful Real Estate investor and realtor with numerous income producing properties in the South Florida area. Over the past fifteen (15) years he has founded and been instrumental in the development of several very successful businesses: Diplomat Photo Labs, focusing mainly on commercial photography; Founder and President of Accurate Photo Lab, servicing the needs of commercial photographers, real estate companies, the marine industry and all segments of industry not related to retail sales; Investor and Founder of Print Village, Inc., a printing company designed to handle all the printing needs of customer base developed from photo labs. Mr. Smith is currently President of Bio-Solutions, Inc. and Stop Black Mold, Inc., a certified Mold and Mildew Remediation company in Florida. Mr. Smith is a product of the Community College system in the state of Florida. He currently resides in South Florida with his wife and two children and is aggressively involved with sports youth activities on a volunteer basis.

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

10.5     (12) Employment Agreement between the Registrant and Timothy C. Moses

31.1     Certification of Chief Executive Officer

31.2     Certification of Principle Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Principle Financial Officer
_________
(10) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-SB as filed on September 27, 2001.

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

                                        Date: December 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                      Titles                         Dates
     ----------                      ------                         -----

/s/ Dr. Kevin Smith
-------------------        Chairman, Chief Executive
Dr. Kevin Smith            Officer and President               December 12, 2005


/s/ Bradley Smith
-----------------
Bradley Smith              Secretary/Treasurer, Director       December 12, 2005

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES

                 Consolidated Financial Statements for the Years

                          Ended June 30, 2004 and 2003

                      and Report of Independent Registered

                             Public Accounting Firm



                                    CONTENTS

Report of Independent Registered Public Accounting Firm...............       F-2

Consolidated Balance Sheet............................................       F-3

Consolidated Statements of Operations.................................       F-4

Consolidated Statements of Stockholders' Deficit......................       F-5

Consolidated Statements of Cash Flows................................. F-6 & F-7

Notes to the Consolidated Financial Statements........................       F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
Nova BioGenetics, Inc. and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2004 and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13, the accompanying financial statements have been restated.

Bouwhuis, Morrill & Company, LLC
Layton, Utah
October 8, 2004, except for Note 13 as to which the date is August 28, 2005

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Restated)

                                     ASSETS
                                     ------

CURRENT ASSETS

  Cash and cash equivalents (Note 2) ..........................     $     1,691
  Accounts receivable, net (Note 2) ...........................          37,263
  Inventory (Note 2) ..........................................           3,622
                                                                    -----------

    Total Current Assets ......................................          42,576
                                                                    -----------

PROPERTY AND EQUIPMENT - NET (Note 2) .........................           3,444
                                                                    -----------

OTHER ASSETS

  Deposits ....................................................           4,475
                                                                    -----------

    Total Other Assets ........................................           4,475
                                                                    -----------

    TOTAL ASSETS ..............................................     $    50,495
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses .......................     $   241,984
  Due to related parties (Note 3) .............................         123,261
  Escrow payable (Note 4) .....................................         199,500
  Notes payable - related party (Note 7) ......................         490,404
                                                                    -----------

    Total Current Liabilities .................................       1,055,149
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value; 50,000,000 shares
   authorized, 7,351,272 shares issued and outstanding ........             735
  Additional paid-in capital ..................................          42,641
  Accumulated deficit .........................................      (1,048,030)
                                                                    -----------

    Total Stockholders' Deficit ...............................      (1,004,654)
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...............     $    50,495
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                           For the Years
                                                           Ended June 30,
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------
                                                                     (Restated)

NET SALES ......................................    $   261,881     $   129,034

COST OF SALES ..................................         51,827          52,533
                                                    -----------     -----------

GROSS MARGIN ...................................        210,054          76,501
                                                    -----------     -----------

OPERATING EXPENSES

    Salaries and consulting ....................        558,524         242,694
    Professional fees ..........................         57,918          10,461
    Research and development ...................         22,108          29,206
    Rent expense ...............................         28,152           2,241
    Selling, general and administrative ........        215,479         112,138
                                                    -----------     -----------

        Total Operating Expenses ...............        882,181         396,740
                                                    -----------     -----------

LOSS FROM OPERATIONS ...........................       (672,127)       (320,239)
                                                    -----------     -----------

OTHER INCOME (EXPENSES)

    Interest expense ...........................        (32,409)        (24,105)
    Gain on sale of assets .....................            850               -
                                                    -----------     -----------

        Total Other Income (Expenses) ..........        (31,559)        (24,105)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES .......................       (703,686)       (344,344)

INCOME TAX EXPENSE .............................              -               -
                                                    -----------     -----------

NET LOSS .......................................    $  (703,686)    $  (344,344)
                                                    ===========     ===========

BASIC AND DILUTED:
    Net loss per common share ..................    $     (0.11)    $     (0.09)
                                                    ===========     ===========

    Weighted average shares outstanding ........      6,353,924       3,680,947
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                   For the Years Ended June 30, 2004 and 2003
                                   (Restated)

                                    Common Stock       Additional
                                --------------------    Paid-in     Accumulated
                                  Shares      Amount    Capital       Deficit
                                ----------    ------   ----------   -----------

Balance at inception,
 July 22, 2002 ................          -    $   -      $     -       $      -

Common stock issued to
 incorporators for cash and
 services .....................  3,882,462      388      106,762              -

Recapitalization of Nova
 BioGenetics, Inc. through
 reverse merger with Healthcare
 Network Solutions, Inc. ......  2,031,259      203     (968,324)             -

Cancelation of former directors
 and officers shares ..........   (370,787)     (37)          37              -

Net loss for the year
 ended June 30, 2003 ..........          -        -            -       (344,344)
                                ----------    -----    ---------    -----------

Balance, June 30, 2003 ........  5,542,934      554     (861,525)      (344,344)

Common stock issued for
 services rendered ............    885,338       88      137,712              -

Exercise of common stock
 options for services rendered     465,000       46      132,204              -

Common stock issued to
 convert note payable .........    275,000       29      316,127              -

Common stock issued for
 stock deposit ................    183,000       18       31,232              -

Accrued salaries contributed to
 the Company as a capital
 contribution by an Officer ...          -        -      275,246              -

Common stock options issued
 below market value ...........          -        -       11,645              -

Net loss for the year
 ended June 30, 2004 ..........          -        -            -       (703,686)
                                ----------    -----    ---------    -----------

Balance, June 30, 2004 ........  7,351,272    $ 735    $  42,641    $(1,048,030)
                                ==========    =====    =========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                              For the Years
                                                              Ended June 30,
                                                          ---------------------
                                                            2004         2003
                                                          ---------   ---------
                                                          (Restated)  (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................  $(703,686)  $(344,344)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Bad debt expense .....................................      1,106      21,588
  Depreciation .........................................        760         180
  Common stock issued for services rendered ............    137,800         900
  Exercise of common stock options for services rendered    132,250           -
  Stock options issued below market value ..............     11,645           -
  Gain on sale of fixed assets .........................       (850)          -
Changes in assets and liabilities:
  Increase in accounts receivable ......................     (3,786)    (56,171)
  Increase in inventories ..............................     (3,622)          -
  Increase in deposits and other current assets ........     (1,000)     (3,475)
  Increase in accounts payable and accrued expenses ....    106,501     285,094
                                                          ---------   ---------

    Net Cash Used in Operating Activities ..............   (322,882)    (96,228)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash received from sale of fixed assets ..............        850           -
  Purchases of fixed assets ............................       (584)          -
  Cash received from acquisition of subsidiary .........          -       1,120
                                                          ---------   ---------

    Net Cash Provided by Investing Activities ..........        266       1,120
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in due to related party .....................    123,261           -
  Repayments on notes payable - related party ..........       (500)     (9,096)
  Increase in escrow payable ...........................    199,500           -
  Proceeds from sale of common stock ...................          -     106,250
                                                          ---------   ---------

    Net Cash Provided by Financing Activities ..........  $ 322,261   $  97,154
                                                          ---------   ---------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                              For the Years
                                                              Ended June 30,
                                                          ---------------------
                                                            2004         2003
                                                          ---------   ---------
                                                          (Restated)  (Restated)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...  $    (355)  $   2,046

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........      2,046           -
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .................  $   1,691   $   2,046
                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:

    Interest ...........................................  $   1,685   $       -
    Income taxes .......................................  $       -   $       -

  Non-Cash Investing and Financing Activities

    Common stock issued for services ...................  $ 137,800   $     900
    Exercise of common stock options for services ......  $ 132,250   $       -
    Issuance of note payable for joint venture agreement  $       -   $ 500,000
    Acquisition of capital assets for related party debt  $       -   $   3,800
    Accrued salaries contributed to the Company as a
     capital contribution by an Officer ................  $ 275,246   $       -
    Common stock issued for debt .......................  $ 347,406   $       -

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

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

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

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

         e. Allowance for Doubtful Accounts

         Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of June 30, 2004, the allowance for doubtful accounts was $-0-. Bad debt expense was $1,106 and $21,588 for the years ended June 30, 2004 and 2003, respectively.

         f. Inventories

         Inventories are stated at the lower of average cost or market value. When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. Inventories consist entirely of raw materials of $3,622 at June 30, 2004.

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

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

                                                  Life          2004
                                               ---------      -------

         Furniture and Fixtures ...........    3-5 Years      $ 4,384
         Less - Accumulated Depreciation ..                      (940)
                                                              -------

              Net Property and Equipment ..                   $ 3,444
                                                              =======

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

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

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

         At June 30, 2004, the Company had net operating loss carryforwards of approximately $1,000,000 that may be offset against future taxable income through 2024. No tax benefits have been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         At June 30, 2004, the Company had a related party payable of $123,261. This amount includes $24,197 payable to an officer of the Company, $38,035 in accrued interest (see Note 7), and $61,029 also payable to the company indicated in Note 7 for prior services rendered.

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

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

         During the year ended June 30, 2003, as a condition of the plan of merger and reorganization between Nova BioGenetics, Inc. and Healthcare Network Solutions, Inc., 370,787 post-split shares of common stock of Nova BioGentics, Inc. held by three officers and directors were returned to the Company and canceled.

         During the year ended June 30, 2004 the Company issued 275,000 post-split shares of common stock in satisfaction of a note payable of $275,000 and accrued interest of $41,156, or $1.15 per share.

         During the year ended June 30, 2004, the Company issued 183,000 post-split shares of common stock for a stock deposit received in 2003 of $31,250, or $0.17 per share.

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

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

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

NOTE 8 - STOCK OPTIONS

         Employee Stock Options
         ----------------------

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

         The following tables summarize the information regarding employee stock options at June 30, 2004:

         Outstanding, June 30, 2003 .....................            -

             Granted ....................................      155,000
             Canceled ...................................            -
             Exercised ..................................     (155,000)
                                                             ---------

         Outstanding, June 30, 2004 .....................            -
                                                             =========

         Weighted average exercise price of options
          outstanding at June 30, 2004 ..................    $       -
                                                             =========

         The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock options issued to employees at the time of issuance under the stock option plan. Under

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 8 - STOCK OPTIONS (Continued)

         Employee Stock Options (Continued)
         ----------------------------------

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

         Under the accounting provisions of SFAS No. 123, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                     June 30,
                                           ---------------------------
                                               2004            2003
                                           -----------     -----------
         Net loss:
           As reported ................    $  (703,686)    $  (327,549)
           Pro forma ..................    $  (709,258)    $  (327,549)

         Basic loss per share:
           As reported ................    $     (0.11)    $     (0.09)
           Pro forma ..................    $     (0.11)    $     (0.09)


         Non-Employee Stock Options
         --------------------------

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

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 8 - STOCK OPTIONS (Continued)

         Non-Employee Stock Options (Continued)
         --------------------------------------

         The following tables summarize the information regarding non-employee stock options at June 30, 2004:

         Outstanding, June 30, 2003 .....................            -

             Granted ....................................      310,000
             Canceled ...................................            -
             Exercised ..................................     (310,000)
                                                             ---------

         Outstanding, June 30, 2004 .....................            -
                                                             =========

         Weighted average exercise price of options
          outstanding at June 30, 2004 ..................    $       -
                                                             =========

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

         The future minimum lease payments are as follows:

                  June 30, 2005.................    $  28,307
                           2006.................       29,156
                           2007.................       30,031
                           2008.................       28,354
                           2009.................            -
                                                    ---------

                           Total................    $ 115,848
                                                    =========

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements
         ---------------------

         The Company is subject to one employment agreement with an executive of the Company whereby it will pay an annual base salary in the amount of $250,000 per year for the term of the agreement which expires in March of 2008. The agreement also provides for the issuance of stock options. The agreement provides for the executive's ownership in the Company to be subject to anti-dilution privileges. The agreement is subject to automatic one-year extensions indefinitely. At June 30, 2004, the Company has deferred payment of a total of $125,569 of this compensation in accrued expenses on the balance sheet. Furthermore, the executive is eligible to participate in an incentive compensation/bonus program that guarantees the payment of an additional $250,000 per year. For the year ended June 30, 2004, implementation of this bonus program has been deferred by the Company and the executive.

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

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Contingencies (Continued)
         -------------------------

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

NOTE 11 - GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $1,000,000 from inception of the Company through June 30, 2004. The Company's stockholders' deficit at June 30, 2004 was $1,004,654 and its current liabilities exceeded its current assets by $1,012,573. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

         The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries' key players.

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 11 - GOING CONCERN CONSIDERATIONS (Continued)

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

NOTE 13 - RESTATED FINANCIAL STATEMENTS

         The Company's prior auditor would not re-issue its report on the Company's financial statements for the year ended June 30, 2003. Therefore, this necessitated a re-audit of the financial statements for the year ended June 30, 2003 by the Company's current auditor. During the course of the re-audit certain errors were noted in the previously issued financial statements for the year ended June 30, 2003, some of these errors gave rise to information that had residual effect into the financial statements for the year ended June 30, 2004. These financial statements have been restated to correct for these errors which are as follows:

         Accounts payable and accrued expenses were previously understated by $89,201 due to unrecorded accrued interest, unrecorded compensation payable, and a stock deposit which were subsequently satisfied through the issuance of common stock.

         Notes payable were understated by $275,000 due to a previously unrecorded loan which was subsequently satisfied through the issuance of common stock.

         Costs of a failed offering in the amount of $25,442 were incorrectly booked against additional paid-in capital.

         Certain errors were noted in relation to the accounting and disclosure of the reverse acquisition between Healthcare Network Services, Inc. and Nova BioGenetics, Inc.

         It was previously reported that there were 782,000 and 600,000 employee and non-employee stock options, respectively, outstanding at June 30, 2003. During the re-audit it was noted that all options outstanding immediately prior to the reverse merger between Nova BioGenetics, Inc. and Healthcare Network Solutions, Inc. were eliminated pursuant to the reorganization agreement between the companies. Therefore, there were no stock options at June 30, 2003 to be carried forward into the fiscal year ended June 30, 2004.

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2004 and 2003

NOTE 13 - RESTATED FINANCIAL STATEMENTS (Continued)

         The impact of these adjustments on the Company's financial statements as originally reported is as follows for the years ended June 30, (adjusted for stock split):

                                                    As Previously        As
         2003                                          Reported       Restated
         ----                                       -------------   ------------

         Balance sheet:
            Accounts payable and accrued expenses    $   321,720    $   394,126
            Loans payable .......................              -        275,000
            Accrued expenses ....................         24,457         10,157
            Additional paid-in capital (deficit)          74,984       (861,525)
            Accumulated deficit .................       (916,652)      (344,344)
            Number of common shares outstanding .      5,541,810      5,542,934

         Statement of operations:

            Salaries and consulting .............    $   224,999    $   242,694
            Professional fees ...................         12,650         10,461
            Selling, general and administrative .         85,407        112,138
            Interest expense ....................         16,156         24,105
            Net loss ............................       (294,158)      (327,549)
            Basic and diluted net loss per share     $     (0.05)   $     (0.09)


                                                    As Previously        As
         2004                                          Reported       Restated
         ----                                       -------------   ------------

         Balance sheet:

            Due to related parties ..............    $   106,466    $   123,261
            Common stock ........................            689            735
            Additional paid-in capital ..........        631,790         42,641
            Accumulated deficit .................     (1,620,338)    (1,048,030)
            Number of common shares outstanding .      6,892,148      7,351,272