Form 10QSB
period 2005-12-31
NOVA BIOGENETICS INC
filed 2006-02-15
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended December 31, 2005
                                               -----------------

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Transitional Small Business Disclosure Format (Check one): Yes ___  No _X_

Indicate by check mark whether the company is a shell Company: Yes ___ No _X_

The Company had 12,738,453 shares issued and outstanding of the Common Stock issued as of December 31, 2005.

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                 For the fiscal quarter ended December 31, 2005


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet
         December 31, 2005 (Unaudited) .....................................   3

         Condensed Consolidated Statements of Operations (Unaudited)
         For the three and six months ended December 31, 2005 and 2004 .....   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the six months ended December 31, 2005 and 2004 ...............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

Item 2.  Management's Discussion and Analysis or Plan of Operations ........   7

Item 3.  Controls and Procedures ...........................................   8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................   9

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  10

Item 3.  Defaults Upon Senior Securities ...................................  10

Item 4.  Submission of Matters to Vote of Shareholders......................  10

Item 5.  Other Information .................................................  10

Signatures .................................................................  11

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                    December 31,      June 30,
                                                        2005            2005
                                                    -----------     -----------
CURRENT ASSETS                                      (unaudited)

  Cash and cash equivalents ....................    $    36,271     $   386,596
  Accounts receivable, net .....................         52,056          49,949
  Inventory ....................................         35,317          43,712
                                                    -----------     -----------

     Total Current Assets ......................        123,644         480,257
                                                    -----------     -----------

PROPERTY AND EQUIPMENT - NET ...................         23,186          26,659
                                                    -----------     -----------

OTHER ASSETS

  Deposits .....................................          4,508           4,508
                                                    -----------     -----------

     Total Other Assets ........................          4,508           4,508
                                                    -----------     -----------

     TOTAL ASSETS ..............................    $   151,338     $   511,424
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued expenses ........    $   553,289     $   528,715
  Due to related parties .......................        161,104         145,392
  Escrow payable ...............................        199,500         199,500
  Notes payable - related party ................        491,404         490,404
                                                    -----------     -----------

     Total Current Liabilities .................      1,405,297       1,364,011
                                                    -----------     -----------

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value; 50,000,000
   shares authorized, 11,634,957 and 11,107,772
   shares issued and outstanding, respectively .          1,164           1,111
  Additional paid-in capital ...................      2,550,691       2,134,265
  Accumulated deficit ..........................     (3,770,610)     (2,987,963)
  Stock subscriptions receivable ...............        (31,800)              -
  Foreign currency translation adjustment ......         (3,404)              -
                                                    -----------     -----------

     Total Stockholders' Deficit ...............     (1,253,959)       (852,587)
                                                    -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $   151,338     $   511,424
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                    NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements of Operations
                                                  (unaudited)
                                                    For the Three Months              For the Six Months
                                                     Ended December 31,                Ended December 31,
                                               -----------------------------     -----------------------------
                                                   2005             2004             2005             2004
                                               ------------     ------------     ------------     ------------
NET SALES .................................    $     34,285     $    326,721     $     76,523     $    408,611

COST OF SALES .............................           2,400           19,723            7,675           24,939
                                               ------------     ------------     ------------     ------------

GROSS MARGIN ..............................          31,885          306,998           68,848          383,672
                                               ------------     ------------     ------------     ------------

OPERATING EXPENSES

  Salaries and consulting .................         109,470          115,110          443,334          177,610
  Professional fees .......................          98,178           87,685          139,367           99,871
  Selling, general and administrative .....         112,200           45,420          242,371          111,198
                                               ------------     ------------     ------------     ------------

    Total Operating Expenses ..............         319,848          248,215          825,072          388,679
                                               ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS .............        (287,963)          58,783         (756,224)          (5,007)
                                               ------------     ------------     ------------     ------------

OTHER EXPENSES

  Interest expense ........................         (13,284)          (7,356)         (26,424)         (14,712)
                                               ------------     ------------     ------------     ------------

    Total Other Expenses ..................         (13,284)          (7,356)         (26,424)         (14,712)
                                               ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES .........        (301,247)          51,427         (782,648)         (19,719)

INCOME TAX EXPENSE ........................               -                -                -                -
                                               ------------     ------------     ------------     ------------

NET INCOME (LOSS) .........................    $   (301,247)    $     51,427     $   (782,648)    $    (19,719)
                                               ============     ============     ============     ============

BASIC AND DILUTED:
  Net income (loss) per common share ......    $      (0.03)    $       0.01     $      (0.07)    $      (0.00)
                                               ============     ============     ============     ============

  Weighted average shares outstanding .....      11,230,556        6,892,148       11,220,581        6,892,148
                                               ============     ============     ============     ============

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS) .........................    $   (301,247)    $     51,427     $   (782,648)    $    (19,719)

    Foreign currency translation adjustment          (1,853)               -           (3,404)               -
                                               ------------     ------------     ------------     ------------

COMPREHENSIVE INCOME (LOSS) ...............    $   (303,100)    $     51,427     $   (786,052)    $    (19,719)
                                               ============     ============     ============     ============

                   The accompanying notes are an integral part of these financial statements.

                                                      -4-

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            For the Six Months
                                                            Ended December 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................  $(782,648)  $ (19,719)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation ........................................      3,473         514
Changes in operating assets and liabilities:
   Increase in accounts receivable .....................     (2,107)    (96,696)
   Decrease (increase) in inventory ....................      8,395     (27,618)
   Increase in due to related parties ..................     15,712       7,419
   Increase in accounts payable and accrued expenses ...     24,575     134,151
                                                          ---------   ---------

      Net Cash Used in Operating Activities ............   (732,600)     (1,949)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment .................          -      (1,945)
                                                          ---------   ---------

      Net Cash Used by Investing Activities ............          -      (1,945)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - related parties .......          -      18,000
   Due to related party ................................      1,000           -
   Proceeds from issuance of common stock ..............    384,679           -
                                                          ---------   ---------

      Net Cash Provided by Financing Activities ........  $ 385,679   $  18,000
                                                          ---------   ---------

EFFECT OF FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT ................................     (3,404)          -
                                                          ---------   ---------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS .............................  $(350,325)  $  14,106

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........    386,596       1,691
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............  $  36,271   $  15,797
                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash Payments For:

      Interest .........................................  $       -   $       -
      Income taxes .....................................  $       -   $       -

   Non-Cash Investing and Financing Activities

      Common stock issued for subscriptions receivable .  $  31,800   $       -

   The accompanying notes are an integral part of these financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the six-months ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2005, the Company has incurred operating losses of approximately $3,000,000 from inception of the Company through June 30, 2005. The Company's stockholders' deficit at June 30, 2005 was $852,587 and its current liabilities exceeded its current assets by $883,754. Additionally, the Company has sustained additional operating losses for the six-months ended December 31, 2005 of approximately $783,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 3 - MATERIAL EVENTS

         During the six months ended December 31, 2005, the Company received a total of $384,679 cash proceeds from the issuance of 486,932 shares of common stock. During the six months ended December 31, 2005, the Company issued 40,253 shares of common stock in exchange for subscriptions receivable of $31,800. These shares were issued pursuant to a private placement at $0.79 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATIONS

Reference is herewith made to the information contained in Item 6 to Form 10-KSB entitled Managements Discussion and Analysis or Plan of Operations as filed with the Commission on October 13, 2005.

Following is our discussion of the relevant items affecting results of operations for the periods ended December 31, 2005 and 2004.

REVENUES. Net Revenues generated during the three months ended December 31, 2005 were $34,285, a 90% decrease compared to $326,721 for the three months ended December 31, 2004. For the six months ended December 31, 2005, net revenues were $76,523, an 81% decrease compared to $408,611 in net revenues during the six months ended December 31, 2004. The decrease is mainly due to the acquisition of Eco Group in Europe which was a customer buying product from the Company until they were acquired on June 30, 2005.

COST OF SALES. Cost of sales consist of products purchased from our suppliers at a cost of $2,400 for the three months ended December 31, 2005, an 88% decrease compared to $19,723 for the three months ended December 31, 2004. For the six months ended December 31, 2005, cost of sales were $7,675, a 69% decrease compared to $24,939 during the six months ended December 31, 2004. The decrease in cost of sales corresponds with the decrease in revenues and remains about 7-10% of sales.

SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses were $109,470 for the three months ended December 31, 2005, compared to $115,110 for the three months ended December 31, 2004, representing a 5% decrease. For the six months ended December 31, 2005, salaries and consulting expenses were $443,334, a 150% increase compared to $177,610 for the six months ended December 31, 2004. Salaries and consulting expenses consist of salaried and hourly employees including staff used for our research services, our technical development staff, marketing staff and office personnel. The increase is mainly due to the acquisition of Eco Group on June 30, 2005 which contributed increased infrastructure and staffing in the United Kingdom. Furthermore, we continue to ramp up our technical development for the upcoming year.

PROFESSIONAL FEES. For the three months ended December 31, 2005, we incurred professional fees of $98,178, a 12% increase compared to $87,685 for the three months ended December 31, 2004. For the six months ended December 31, 2005, professional fees were $139,367, a 40% increase compared to $99,871 for the six months ended December 31, 2004. The increase is primarily related to legal fees for our acquisition of Eco Group in the U.K. as well as legal and accounting fees relating to our financial statement audits and SEC filings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended December 31, 2005, we incurred selling, general and administrative expenses of $112,200 as compared to $45,420 for the three months ended December 31, 2004 which represents a 147% increase. For the six months ended December 31, 2005, selling, general and administrative expenses were $242,371, a 118% increase compared to $111,198 for the six months ended December 31, 2004. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts, as well as an increase in personnel to offset growth of our major customer requirement for technical support.

OTHER EXPENSES. Other expenses consist of interest expense on notes payable and other liabilities. We incurred other expenses of $13,284 for the three months ended December 31, 2005 as compared to $7,356 for the three months ended December 31, 2004, which represents an 81% increase. For the six months ended December 31, 2005, other expenses were $26,424, an 80% increase compared to $14,712 for the six months ended December 31, 2004.

As a result of the factors discussed above, we reported a net loss of $(301,247) or $(0.03) per share for the three months ended December 31, 2005 as compared to a net income of $51,427 or $0.01 per share for the three months ended December 31, 2004. For the six months ended December 31, 2005, we reported a net loss of $(782,648) or $(0.07) per share compared to a net loss of $(19,719) or $0.00 per share for the six months ended December 31, 2004.

The trends in the antimicrobial industry are finally moving towards non-leaching antimicrobial technologies, primarily due to the Biocidial Product directives in the European Union. This has changed the company's focus towards longer term agreements, while at the same time has increased our sales lead time from anywhere between six months and two years. The goal of this objective is to strengthen our long term sustainable sales to build a solid foundation for the future.

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

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can providenly reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Nova Specialty Chemicals, Inc. vs. Microbe Guard, Inc.
State Court of Fulton County
Civil Action File Number: 2005-vs-086702-G, Suit filed 8/30/2005
----------------------------------------------------------------

This is suit brought by Nova on account for $54,100.00 which is owed by Microbe Guard for products it purchased. This amount has been owed since late 2004. Microbe Guard has failed to pay its obligation. This suit is in default for failure of Microbe Guard to file an answer. Nova has filed a Motion to obtain a judgment against Microbe Guard, this is presently pending.

Microbe Guard, Inc. vs. Nova Specialty Chemicals, Inc. et. al.
Minnesota State Fourth Judicial District Court
Civil Action File Number: 27-CV-06-633, Suit filed 12/21/2005
-------------------------------------------------------------

This suit was filed by Microbe Guard alleging breach of contract because Nova has refused to continue to sell its EPA registered products to Microbe Guard. This suit was apparently filed in response to the original suit filed by Nova for Microbe Guard's non-payment to Nova. Nova's position is there is no written or verbal agreement between Nova and Microbe Guard. Nova has retained local counsel and an answer has been timely filed denying jurisdiction and all other allegations.

International Biochemical Industries, Inc. a/k/a. BioShield (Bankruptcy) Adversary Proceedings by Chapter 7 Trustee Herbert C. Broadfoot II
vs.
Nova BioGenetics, Inc.
United States Bankruptcy Court, Northern District of Georgia
Case Number 04-92814-JB, Suit Filed 1/17/06
-------------------------------------------------------------------------

This suit was filed by the Trustee to determine if sufficient consideration was provided by Nova to the Debtor for the transfer and exchange of one half of the rights in the various patents owned by the debtor and sold to Nova. The suit was filed by the Trustee in order to preserve his possible claim, in light of a deadline imposed by the Court. It is Nova's position that more than sufficient consideration was provided to the debtor including but not limited to the payment of maintenance fees and the transfer of Nova stock to the debtor, all of which occurred approximately two years before the debtor filed for bankruptcy protection. The parties have agreed to extend the time for Nova to file an answer until March 17, 2006, so that additional informal discovery can be conducted to determine if issues and merits of the suit are viable.

Microbe Guard, Inc. and Emory University vs. Nova BioGenetics, Inc. et. al. United States District Court, Northern District of Georgia
Civil Action File Number 1-06-CV-0141, Suit filed1/20/06
-----------------------------------------------------------------------------

This suit is styled as a complaint for alleged patent infringements for the products which are produced under the protection of the Nova patents as opposed to products which are produced and protected under the Emory patents. There have been no notices or complaints filed by Emory to Nova alleging patent infringement prior to May 2005 when Microbe Guard obtained a limited license to manufacture and sell products based upon the Emory patents (Emory patents were awarded in late1990's, early 2000's). Nova has retained Sandford Asman, Esq., a licensed patent attorney with 35 years of patent (filing and litigation) experience to defend this lawsuit. It is Nova's position that this suit was motivated by Microbe Guard and lacks any scientific basis. The time to file an answer has been extended and an answer will be filed at the appropriate time.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

         a. During the six months ended December 31, 2005, the Company received a total of $384,679 in cash proceeds from the issuance of 486,932 shares of common stock issued through a private placement. These shares were sold at $0.79 per share. There were no underwriters and all purchasers indicated they were accredited investors. The transaction referred to herein is claimed to be exempt from registration in accordance rule 506D and section 4(2) of the 33 act as transactions by an issuer not involving any public offering

         b. All proceeds received were utilized for working capital and related company expenses.

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

                                        Nova BioGenetics, Inc.

Dated: February 14, 2006
                                        /s/ Kevin Smith
                                        ---------------
                                        Kevin Smith
                                        President and Chief Executive Officer