Form 10QSB
period 2006-03-31
NOVA BIOGENETICS INC
filed 2006-05-23
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended March 31, 2006
                                               --------------

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

The Company had 13,758,453 shares outstanding of common equity as of May 19, 2006.

                             NOVA BIOGENETICS, INC.
                                   FORM 10-QSB
                   For the fiscal quarter ended March 31, 2006


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
         March 31, 2006 (Unaudited) ........................................   3

         Condensed Consolidated Statements of Operations (Unaudited)
         For the three and nine months ended March 31, 2006 and 2005 .......   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the nine months ended March 31, 2006 and 2005 .................   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

Item 2.  Management's Discussion and Analysis or Plan of Operations ........   7

Item 3.  Controls and Procedures ...........................................   8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................   9

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ........  10

Item 3.  Defaults Upon Senior Securities ...................................  10

Item 4.  Submission of Matters to Vote of Shareholders......................  10

Item 5.  Other Information .................................................  10

Signatures .................................................................  11

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

ASSETS
                                                             March 31,      June 30,
                                                                2006          2005
                                                            -----------   -----------
CURRENT ASSETS                                              (unaudited)
      Cash and cash equivalents ..........................  $       927   $   386,596
      Accounts receivable, net ...........................       40,916        49,949
      Inventory ..........................................       22,446        43,712
                                                            -----------   -----------

          Total Current Assets ...........................       64,289       480,257
                                                            -----------   -----------

PROPERTY AND EQUIPMENT - NET .............................       21,477        26,659
                                                            -----------   -----------

OTHER ASSETS

      Deposits ...........................................        4,508         4,508
                                                            -----------   -----------

          Total Other Assets .............................        4,508         4,508
                                                            -----------   -----------

          TOTAL ASSETS ...................................  $    90,274   $   511,424
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Bank overdraft .....................................  $    10,822   $         -
      Accounts payable and accrued expenses ..............      416,414       528,715
      Due to related parties .............................      173,460       145,392
      Escrow payable .....................................      199,500       199,500
      Notes payable - related party ......................      498,604       490,404
                                                            -----------   -----------

          Total Current Liabilities ......................    1,298,800     1,364,011
                                                            -----------   -----------

STOCKHOLDERS' DEFICIT

      Common stock, $0.0001 par value; 50,000,000 shares
       authorized, 13,049,815 and 11,107,772 shares issued
       and outstanding, respectively .....................        1,305         1,111
      Additional paid-in capital .........................    3,154,358     2,134,265
      Accumulated deficit ................................   (4,361,758)   (2,987,963)
      Foreign currency translation adjustment ............       (2,431)            -
                                                            -----------   -----------

          Total Stockholders' Deficit ....................   (1,208,526)     (852,587)
                                                            -----------   -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....  $    90,274   $   511,424
                                                            ===========   ===========

              Notes to Condensed Consolidated Financial Statements

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                   For the Three Months           For the Nine Months
                                                       Ended March 31,              Ended March 31,
                                               ---------------------------   ---------------------------
                                                   2006           2005           2006           2005
                                               ------------   ------------   ------------   ------------
NET SALES ...................................  $     36,506   $     54,935   $    113,029   $    463,546

COST OF SALES ...............................         6,876          3,000         20,551         27,939
                                               ------------   ------------   ------------   ------------

GROSS MARGIN ................................        29,630         51,935         92,478        435,607
                                               ------------   ------------   ------------   ------------

OPERATING EXPENSES

      Salaries and consulting ...............       280,297         42,142        723,631        219,752
      Professional fees .....................       126,152         17,504        265,519        117,375
      Selling, general and administrative ...       187,309        164,988        423,680        276,186
                                               ------------   ------------   ------------   ------------

          Total Operating Expenses ..........       593,758        224,634      1,412,830        613,313
                                               ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ........................      (564,128)      (172,699)    (1,320,352)      (177,706)
                                               ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES)

      Other income ..........................        12,000              -         12,000              -
      Litigation loss .......................       (26,260)             -        (26,260)             -
      Interest expense ......................       (12,759)        (7,356)       (39,183)       (22,068)
                                               ------------   ------------   ------------   ------------

          Total Other Income (Expenses) .....       (27,019)        (7,356)       (53,443)       (22,068)
                                               ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES ....................      (591,147)      (180,055)    (1,373,795)      (199,774)

INCOME TAX EXPENSE ..........................             -              -              -              -
                                               ------------   ------------   ------------   ------------

NET LOSS ....................................  $   (591,147)  $   (180,055)  $ (1,373,795)  $   (199,774)
                                               ============   ============   ============   ============

BASIC AND DILUTED:
      Net loss per common share .............  $      (0.05)  $      (0.03)  $      (0.12)  $      (0.03)
                                               ============   ============   ============   ============

      Weighted average shares outstanding ...    11,673,438      7,168,815     11,365,111      6,984,370
                                               ============   ============   ============   ============

OTHER COMPREHENSIVE INCOME

NET LOSS ....................................  $   (591,147)  $   (180,055)  $ (1,373,795)  $   (199,774)

      Foreign currency translation adjustment          (973)             -         (2,431)             -
                                               ------------   ------------   ------------   ------------

COMPREHENSIVE LOSS ..........................  $   (592,120)  $   (180,055)  $ (1,376,226)  $   (199,774)
                                               ============   ============   ============   ============

              Notes to Condensed Consolidated Financial Statements

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     For the Nine Months
                                                                        Ended March 31,
                                                                  -------------------------
                                                                      2006          2005
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................  $(1,373,795)  $  (199,774)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation .............................................        5,182           809
      Common stock issued for services .........................      152,600             -
      Excess of value of stock issued over services received ...       96,000             -
Changes in operating assets and liabilities:
      Increase in accounts receivable ..........................        9,033      (111,490)
      Decrease (increase) in inventory .........................       21,266       (27,618)
      Decrease in deposits .....................................            -         1,000
      Increase in due to related parties .......................       28,068        14,775
      Increase in accounts payable and accrued expenses ........      200,107        63,178
                                                                  -----------   -----------

          Net Cash Used in Operating Activities ................     (861,539)     (259,120)
                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment ......................            -       (11,873)
                                                                  -----------   -----------

          Net Cash Used by Investing Activities ................            -       (11,873)
                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in bank overdraft ...............................       10,822             -
      Due to related party .....................................        8,200             -
      Proceeds from issuance of common stock ...................      459,279       830,000
                                                                  -----------   -----------

          Net Cash Provided by Financing Activities ............  $   478,301   $   830,000
                                                                  -----------   -----------

EFFECT OF FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT ........................................       (2,431)            -
                                                                  -----------   -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS .....................................  $  (385,669)  $   559,007

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................      386,596         1,691
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................  $       927   $   560,698
                                                                  ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

      Cash Payments For:

          Interest .............................................  $         -   $         -
          Income taxes .........................................  $         -   $         -

      Non Cash Investing and Financing Activities:

          Common stock issued for services .....................  $   152,600   $         -
          Excess of value of stock issued over services received  $    96,000   $         -
          Common stock issued for accrued payroll ..............  $   312,408   $         -


              Notes to Condensed Consolidated Financial Statements

                     NOVA BIOGENETICS, INC. AND SUBDIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2006.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended June 30, 2005, the Company has incurred operating losses of approximately $3,000,000 from inception of the Company through June 30, 2005. The Company's stockholders' deficit at June 30, 2005 was $852,587 and its current liabilities exceeded its current assets by $883,754. Additionally, the Company has sustained additional operating losses for the nine months ended March 31, 2006 of approximately $1,374,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 3 - MATERIAL EVENTS

         During the nine months ended March 31, 2006, the Company received a total of $459,279 cash proceeds from the issuance of 581,362 shares of common stock. These shares were issued pursuant to a private placement at $0.79 per share.

         During the quarter ended March 31, 2006, the Company issued 400,000 shares of common stock for services rendered. The value of the shares was determined to be $136,000 or $0.34 per share and the value of the services received was $40,000. The excess of the value of the shares issued over the value of the services received has been recorded as a reduction in additional paid in capital.

         During the quarter ended March 31, 2006, the Company issued 520,681 shares of common stock for accrued payroll in the amount of $312,408 due to an employee and former officer of the Company.

NOTE 4 - CONTINGENCIES

         During the quarter ended March 31, 2006, the Companies bank garnished $26,260 for a judgment awarded to an ex employee for past due compensation and expenses. The Company is currently appealing the judgment but the likelihood of the garnishment being released back to the company is unknown. The garnishment has been included in litigation loss on the statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATIONS

Reference is herewith made to the information contained in Item 6 to Form 10-KSB entitled Managements Discussion and Analysis or Plan of Operations as filed with the Commission on October 13, 2005.

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2006 and 2005.

REVENUES. Net Revenues generated during the three months ended March 31, 2006 were $36,506, a 34% decrease compared to $54,935 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, net revenues were $113,029, a 76% decrease compared to $463,546 in net revenues during the nine months ended March 31, 2005. The decrease is mainly due to the acquisition of Eco Group in Europe on June 30, 2005. Eco Group was previously a customer buying product from the Company until they were acquired. This in turn decreased revenues from outside customers.

COST OF SALES. Cost of sales consist of products purchased from our suppliers. Cost of sales for the three months ended March 31, 2006, were $6,876, a 129% increase compared to $3,000 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, cost of sales were $20,551, a 26% decrease compared to $27,939 during the nine months ended March 31, 2005. The decrease in cost of sales corresponds with the decrease in revenues and remains about 7-10% of sales.

SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses were $280,297 for the three months ended March 31, 2006, compared to $42,142 for the three months ended March 31, 2005, representing a 565% increase. For the nine months ended March 31, 2006, salaries and consulting expenses were $723,631, a 229% increase compared to $219,752 for the nine months ended March 31, 2005. Salaries and consulting expenses consist of salaried and hourly employees including staff used for our research services, our technical development staff, marketing staff and office personnel. The increase is mainly due to the acquisition of Eco Group on June 30, 2005 which contributed increased infrastructure and staffing in the United Kingdom. Also, due to cash constraints, certain employees and consultants were issued common stock of the company for services provided. Furthermore, we continue to ramp up our technical development for the upcoming year.

PROFESSIONAL FEES. For the three months ended March 31, 2006, the Company incurred professional fees of $126,152, a 621% increase compared to $17,504 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, professional fees were $265,519, a 126% increase compared to $117,375 for the nine months ended March 31, 2005. The increase is primarily related to legal fees associated with our acquisition of Eco Group in the U.K. as well as legal and accounting fees relating to our financial statement audits and SEC filings. Furthermore, due to cash constraints, common stock of the company was issued to pay for legal services received.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2006, we incurred selling, general and administrative expenses of $187,309 as compared to $164,988 for the three months ended March 31, 2005 which represents a 14% increase. For the nine months ended March 31, 2006, selling, general and administrative expenses were $423,680, a 52% increase compared to $276,186 for the nine months ended March 31, 2005. The increase was due to the continuing implementation of our business plan and expansion of operations, including increased travel due to our sales efforts, as well as an increase in personnel to offset growth of our major customer requirement for technical support.

OTHER INCOME/EXPENSES. The Company had net other expenses of $27,019 for the three months ended March 31, 2006 compared to $7,356 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, net other expenses were $53,443, a 142% increase compared to $22,068 for the nine months ended March 31, 2005. Other expenses consist of interest expense on notes payable and other liabilities. Other income in this category consists of rental income for the use of the Companies lab.

As a result of the factors discussed above, we reported a net loss of $591,147 or $(0.05) per share for the three months ended March 31, 2006 as compared to a net loss of $180,055 or $(0.03) per share for the three months ended March 31, 2005. For the nine months ended March 31, 2006, we reported a net loss of $1,373,795 or $(0.12) per share compared to a net loss of $199,774 or $(0.03) per share for the nine months ended March 31, 2005.

The $2 billion annual United States disinfectant and antimicrobial chemical market is expected to grow five (5) percent annually through 2009 (Freedonia Market Research). International industry trends continue to move towards non-leaching, non-toxic microbiostatic technologies that do not result in the creation of antibiotic resistant bacteria (European Biocidal Product Directive). In 2006 Nova licensed recently formulated patent pending antimicrobial technology that meet stringent international demands for non-leaching, non-toxic, highly concentrated, cost-effective antimicrobial products. Nova's European office began receiving sales in April for the company's higher concentrated product that is sold by the ton (2,000 lbs); the company is negotiating licensing of its innovative patent pending technologies with international distribution networks. International licensing agreements and fees will facilitate rapid international deployment to capture new markets. A previous Supply Agreement between Nova, a construction industry company, and Palmer Holland for construction sales was terminated on April,7 2006. After completion of international licensing, Nova will release new licensed technology into the US market. Long term licensing agreements continue to be Nova's strategic focus. The goal is gaining long term sustainable sales to build a solid foundation for future growth.

ABOUT NOVA BIOGENETICS

Nova BioGenetics, Inc. is a U. S. Georgia-based emerging growth company with two principal businesses: Nova Specialty Chemicals,Inc. and Nova Biopharmaceuticals, Inc. Its specialty chemical business is committed to the discovery, development, marketing, and sale of surface-modifying antimicrobial and biostatic products. The Company's antimicrobial technology is a revolutionary alternative to conventional sanitizers, disinfectants, bleaches, biocides, or preservatives primarily because it kills bacteria, including HIV, on contact and can remain active for extended time periods. There are numerous applications for this unique technology.

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

Nova BioGenetics,Inc. has established Nova BioGenetics (Europe) Ltd. ("Nova Europe") as the first stage of its global expansion program. Europe is the first region to be opened. Nova's European infrastructure has been put in place. This infrastructure has been developed over the past year by Nova BioGenetics' Master European Licensee, which was acquired and has now become Nova Europe. For more information on Nova, visit our website at: www.novabiogenetics.com

CRITICAL ACCOUNTING POLICIES

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The following is a list of law suits in which Nova BioGenetics, Inc. or Nova Specialty Chemicals, Inc. is presently involved.

Nova Specialty Chemicals, Inc. vs. Microbe Guard, Inc.
State Court of Fulton County
Civil Action File Number: 2005-vs-086702-G, Suit filed 8/30/2005

This is a suit brought by Nova on account for $54,100.00 which is owed by Microbe Guard, Inc. for products it purchased. This amount has been owed since late 2004. Microbe Guard has failed to pay its obligation. The court dismissed the original filing and ruled the suit needs to be filed again due to service error in Minnesota. The suit has been re-filed and will be vigorously pursued.

Microbe Guard, Inc. vs.  Nova Specialty Chemicals, Inc. et. al.
Minnesota State Fourth Judicial District Court
Civil Action File Number: 27-CV-06-633, Suit filed 12/21/2005

This suit was filed by Microbe Guard alleging breach of contract because Nova has refused to continue to sell its EPA registered products to Microbe Guard. This suit was apparently filed in response to the original suit filed by Nova. Nova's position is there is no written or verbal agreement between Nova and Microbe Guard. Additionally, Nova has never directly conducted business in Minnesota and is therefore not subject to the jurisdiction of the Minnesota Court. Nova has retained local counsel and an answer has been timely filed denying jurisdiction and all other allegations. This suit is pending and discovery is being conducted.

International Biochemical Industries, Inc. a/k/a. Bio Shield (Bankruptcy) Adversary Proceedings by Chapter 7 Trustee Herbert C. Broadfoot II vs.
Nova BioGenetics, Inc.
United States Bankruptcy Court, Northern District of Georgia
Case Number 04-92814-JB, Suit Filed 1/17/06

This suit was filed by the Trustee to determine if sufficient consideration was provided by Nova to the Debtor for the transfer and exchange of one half of the rights in the various patents owned by the debtor and sold to Nova. The suit was filed by the Trustee in order to preserve his possible claim, in light of a deadline imposed by the Court. It is Nova's position that more than sufficient consideration was provided to the debtor including but not limited to the payment of maintenance fees and the transfer of Nova stock to the debtor, all of which occurred approximately two years before the debtor filed for bankruptcy protection. Nova has filed an answer and discovery is being conducted.

Microbe Guard, Inc. and Emory University vs. Nova BioGenetics, Inc. et. al. United States District Court, Northern District of Georgia
Civil Action File Number 1-06-CV-0141-JEC, Suit filed 1/20/06

This suit alleges that products made and sold by Nova infringe patents owned by Emory University and allegedly licensed to Microbe Guard, Inc. Nova retained Sanford J. Asman, Esq., a licensed patent attorney with 35 years of patent (filing and litigation) experience to defend the suit. The complaint originally filed alleged the infringement of three patents. After Mr. Asman examined the complaint and corresponded with the attorneys representing the plaintiffs, plaintiffs voluntarily dismissed, with prejudice, one count of the complaint involving one of the three patents, and they then filed an Amended Complaint which now alleges infringement of the remaining two patents. Nova responded to the Amended Complaint by filing a motion to dismiss and a motion to disqualify the plaintiffs' law firm. Plaintiffs have requested an extension of time to respond to Nova's motions.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

         a. During the nine months ended March 31, 2006, the Company received a total of $459,279 in cash proceeds from the issuance of 581,362 shares of common stock issued through a private placement. These shares were sold at $0.79 per share. There were no underwriters and all purchasers indicated they were accredited investors. The transaction referred to herein is claimed to be exempt from registration in accordance rule 506D and section 4(2) of the 33 act as transactions by an issuer not involving any public offering

         b. All proceeds received were utilized for working capital and related company expenses.

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

                                        Nova BioGenetics, Inc.

Dated: May 22, 2006
                                        /s/ Kevin Smith
                                        ---------------
                                        Kevin Smith
                                        Chief Executive Officer