Form 10KSB
period 2006-06-30
NOVA BIOGENETICS INC
filed 2006-10-16
CIK 1160078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year: $221,248

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 12, 2006 is 14,819,815 shares, all of one class, $.0001 par value per share. Of this number, 9,283,630 shares having an aggregate market value of $1,114,036 based on the closing price of Registrant's common stock of $0.12 on June, 30, 2006 as quoted on the Over-the-Counter Bulletin Board ("OTCBB") were held by non-affiliates of the Registrant.

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

                         Yes [ ] No [ ] NOT APPLICABLE

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

Transitional Small Business Disclosure Format

                                 [ ] Yes [X] No


                                TABLE OF CONTENTS

PART I.........................................................................1

   Item 1.  Description Of Business............................................1

   Item 2.  Description Of Property...........................................16

   Item 3.  Legal Proceedings.................................................17

   Item 4.  Submission Of Matters To A Vote Of Security Holders...............18

PART II.......................................................................19

   Item 5.  Market For Common Equity, Related Stockholder Matters And
            Small Business Issuer Purchases Of Equity Securities..............19

   Item 6.  Management's Discussion And Analysis Or Plan Of Operation.........20

   Item 7.  Financial Statements..............................................22

   Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................22

   Item 8A. Controls and Procedures...........................................22

   Item 8B. Other Information.................................................22

PART III......................................................................23

   Item 9.  Directors And Executive Officers Of The Registrant................23

   Item 10. Executive Compensation............................................24

   Item 11. Security Ownership Of Certain Beneficial Owners And Management
            And Related Stockholder Matters ..................................25

   Item 12. Certain Relationships And Related Transactions....................26

   Item 13. Exhibits, List And Reports On Form 8-K............................26

   Item 14. Principal Accountant Fees And Services............................27

Signatures....................................................................28

CERTIFICATIONS.....................................................EX 31 & EX 32

                                     PART I

ITEM 1.  Business

         Nova BioGenetics, Inc., (Nova), is a Georgia (USA) based, publicly traded corporation (NVBG). The Company historically has engaged in research and development, patent maintenance requirements, patent licensing and sub-licensing opportunities, regulatory compliance issues and related activities associated with bulk sales of its industrial, institutional and retail products and related product programs. Most program/retail sales, however, are primarily achieved through the efforts of sub-registrants; these sub-registrants incorporate Nova's unique products with their existing products creating new product branding opportunities. Nova is currently selling and marketing antimicrobial products in addition to a variety of other specialty chemicals.

         Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 (one hundred) viral, bacteria, fungi and yeast organisms. The Company manufactures alternatives to conventional antimicrobial agents such as sanitizers, disinfectants, bleaches, biocides and preservatives. The Company has received from the Environmental Protection Agency clearance for its active water-based antimicrobial to be used in a wide variety of materials and products.

         Nova currently operates in two distinct business segments:

(1) Antimicrobial and biostatic products for use within the Manufacturer's Use Products (MUP), retail, and institutional markets are sold through Nova BioGenetics, Inc. or its subsidiary, Nova Specialty Chemical, Inc. It should be noted this business segment experienced limited sales during this past fiscal year. The loss of multiple large volume sales opportunities for Nova as a whole, including its European office, is due, in the Company's opinion, to the negative association related to various litigation issues. The Company is determined to successfully resolve these legal challenges as soon as practically possible.

         Providing Nova's shareholders the opportunity to experience increased shareholder value is the Company's top priority, and to accomplish that goal, Nova believes it has generated an excellent proactive plan. In an effort to move forward with the intent of reversing or eliminating the negative damage Nova has experienced, the Company recently completed an energized restructuring of its business model. This innovative sales program is scheduled to launch during the first two quarters of 2007.

(2) Biopharmaceutical antibiotic and antiviral products will be marketed through Nova's subsidiary, Nova BioPharmaceutical, Inc. The biopharmaceutical division is a longer-term undertaking. Considerable work has been completed and further work will continue to be conducted, as appropriate. This business segment will incorporate Nova's products to develop and commercialize new antibiotics, antivirals and/or derivatives directed at the well recognized, essential resistance of microorganisms to anti-infective agents worldwide. The Company's proposed antibiotic and antiviral products suite will expand its portfolio and enhance its role within different markets. The antibiotic and antiviral products will be a highly specialized suite and is referred to as "Antibiotic Resistance Technology" otherwise known as "ART".

                             ANTIMICROBIAL BUSINESS

         Nova BioGenetics, Inc.'s primary focus is to exploit its unique product line to become the leader in antimicrobials and biocides for consumer, Original Equipment Manufacturing, industrial, institutional, environmental services, and medical device markets. Nova products are an easily applied reactive coating that modifies surfaces of all types, by creating an invisible covalent bond between surfaces and a variety of chemical agents. Through the cross linking technology, these antimicrobial properties and other chemical agents can impart many performance-enhancing characteristics, such as residual antimicrobial activity, removal of surface-borne and air-borne allergens which may cause respiratory discomfort or asthma, infection resistance, anti-inflammation, lubricity and drug delivery onto many surfaces without changing the dimensions or physical properties of the modified surfaces.

         Nova BioGenetics, Inc. believes that its antimicrobial technology have properties that make its products significantly more durable, effective and safer than currently available conventional antimicrobials, non-antibiotics, preservatives or biocides. The Company also believes that certain manufacturers who utilize its products will be able to significantly improve the performance of their products and in some situations differentiate their products in a highly competitive marketplace.

Consumer Products

         Nova BioGenetics, Inc. believes that significant opportunities for revenue generation continue to exist in the mass-market retail outlets including supermarkets, mass merchandisers, drug outlets, home improvement centers, and selected chain specialty retailers. Household cleaners and odor eliminator products represent a retail market value in supermarkets alone of over $2 billion per year.

Nova Branded Products

         The Company intends to develop, produce, sell, and market distinct products under the Nova name as well as other brand names to be trademarked. The Company has plans to begin shipping its products into initial test markets within the next twelve months. The Company intends to appoint representatives throughout the United States and abroad to market its unique blend of products primarily under various Nova brand names. New products are being developed for use on clothing and other in-home surfaces that will provide sanitation and residual protection from the growth of microorganisms. The Company plans to distribute these products through supermarkets and other selected outlets.

Private Label Products

         As new products are developed some will be made available for private label distribution, particularly those that make non-pesticidal claims. In addition, private label opportunities will be extended into other retail channels such as mass merchandisers. The expansion of private label sales will only be executed in situations where both the anticipated volume and pricing are such that positive profitability is available.

Value Added Products

         Utilization of Nova BioGenetic's products in leading consumer goods offered by other organizations represents potentially lucrative licensing revenues for the Company. The unique attributes of Nova technology permit incorporation into existing products as a value-added ingredient that imparts anti-microbial properties to the base product.

         Consumer goods categories that offer significant potential include household cleaners, gloves, feminine hygiene, laundry and fabric care as well as deodorants and body washes. Many other products that benefit from an anti-microbial claim will be added in the future as research and development progresses.

         Marketing programs for value-added products will be designed to support the global branding strategy of Nova. The Company intends to pursue licensing agreements with manufacturers that the Company anticipates will contain a marketing portion that outlines the requirements that each joint product will bear a notification of "Protected By Nova (branded name)" or other similar awareness building program. This extension of the Company's trademarks into categories, products, and geographies will enhance the long term branding campaign. However, no assurance can be given by the Company at the present time that such a program will be launched, or that if launched, will be successful.

Industrial and Institutional Markets (I&I)

         The Company intends to follow a path taken by many other proprietary chemical manufacturers and has targeted leading industrial and institutional products companies that currently formulate and market to this industry.

         The Institutional & Industrial Division business strategy could be profitable based upon accretive acquisitions and organic growth. The execution of both strategies simultaneously will provide accelerated growth within the Institutional and Industrial market segments.

         Simultaneously with the acquisition strategy, the Institutional & Industrial Division will offer selected Nova products to other I&I companies. This action will occur on a restricted basis, primarily with products that do not require E.P.A. registration.

         The marketing of Nova products with the Institutional & Industrial segments will be consistent with the other divisions of Nova. All products that contain any of Nova's technology will be clearly labeled. Advertising for the Company and its products will consist of traditional media, printed material in high distribution trade journals, direct mail, and active, visible participation in all appropriate industry conventions.

Specialty Chemical Companies

         Nova is currently engaged in testing multiple applications using Nova's technology with leading manufacturers, many of whom are Fortune 500 companies. The Company is committed to a value-add strategy to have our antimicrobial products incorporated into the products of these leading manufacturers. It is Nova's intention to produce co-branded products in the future.

         The Company intends to enter into agreements with specialty chemical companies to achieve national distribution. Nova believes there will be significant volume in these agreements that will drive substantial revenue and licensing growth.

         New products are to be developed for sale to the industrial and institutional markets and will be submitted for regulatory approval. No assurances can be given that EPA approvals will be obtained and in what time frame.

Future Filings

         The Company plans to seek approval on a variety of end use products with disinfectant and sanitization properties. Over the next several years, when adequately capitalized, the Company intends to seek EPA and FDA food contact approvals for Nova products as preservatives in FDA regulated products, including cosmetic articles, such as skin creams; hair treatment products, for example shampoos, and a variety of other products requiring regulatory approvals. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

Research and Development

         The Company's technologies are in aqueous reactive silanes and antimicrobial products. Combinations of both technologies are producing compounds with new properties and are setting new standards. The Company intends to produce new product releases in the near future. Research on silane based and non-silane based antimicrobial will expand application of antimicrobial Company products from pesticides to medications and treatments to preventive care. Research on silane based durable products will provide the applicator with the opportunity to give surfaces new desired properties.

         Future development efforts are anticipated to focus on development of antimicrobial products for medical applications, specifically, human and animal skin treatments, new formaldehyde-free product preservatives, agricultural and food antimicrobial and new active ingredients and formulations useful in the markets currently providing antimicrobial products. Products range from antimicrobial absorbents to cleaning solutions and disinfectants and household products. Products in this category include materials treated by the manufacturer, for example socks, shower curtains and carpets. Product development in this category is anticipated on a market-need basis in collaboration with the manufacturers. In addition, a number of new applications based on the uniqueness of the Company's products are anticipated. There can be no assurance that the Company will be successful in developing these or other products.

         Antimicrobial Biobarriers: Burn Care/Synthetic Skin. Commonly, the greater the skin damage, the greater the risk of infection. The skin damage and the risk of infection are especially serious in burn victims. To this day, proper treatment of burn patients remains a challenge to the healthcare professional. In addition to direct wound application, the Company believes that the Company's technology may, under certain conditions, be appropriate for application to skin grafts, either manufactured or harvested from cadavers and most importantly, animal collagen matrixes. Collagen matrix based products are frequently applied graft materials. In addition to their importance as skin grafts, their chemical composition is such that a very favorable bonding with the Company's antimicrobial products and the graft may be possible. The Company believes that the unique properties of the Company's primary technology may, in the future and under certain circumstances, allow certain products based upon its technology to form a bound protective layer that allows the grafted skin to breathe and transport liquids, but reduce and/or prohibit the entry of microorganisms.

         Integration of the Company's products and research in the future may lead to new skin treatment products that the Company believes may provide effective skin condition treatment. Adverse skin conditions caused by microbes may be susceptible to treatment by the Company's products. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

         Transplant/Medical Device Treatments. A common problem in the transplant of organs or artificial implants is rejection by the receiving body's immune system. The rejection is often based on the recognition of the implant as a foreign body. This recognition is affected by the surface of the implant. Silane treatment of implants changes the surface of the implant. The treatment can be durable or temporary. One approach in the future may be to chemically bond currently available anti-rejection medication to the silane. This application will require FDA approval prior to clinical testing and commercial introduction. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

         Cleaning and Maintenance Products. The residual activity of the Company products provides protection to many surfaces. Application of the products is primarily to clean surfaces. Integration of the Company products into new cleaning products may lead to new products providing protection to surfaces and equipment while cleaning. These new cleaning and maintenance products will be developed for industrial and institutional applications, for example, hospitals, food processing plants and commercial cleaning and consumer applications, for example, bathroom, carpet and kitchen cleaning. However, no assurances can be given that the Company will be successful in commercializing any of these products.

Background / History

         Nova is the result of its own extensive and costly technology formulation and development, including trials, supporting data and documentation. The process has been a lengthy and gradual one. The Company has through its European office created global alliances, product awareness and simultaneous testing of other chemistries for compatibility with our technology.

         The over-riding objective has always been to take the Company's products worldwide by the most effective means. Nova intends to launch its global expansion strategy when properly capitalized. The Company is committed to meeting its contractual obligations worldwide; the establishment of a global Nova infrastructure will now allow it to support anticipated global contracts with other multinationals and wholesalers operating internationally.

         Since early 2005 Nova has had a presence in Europe and the Middle East through its European Master Licensee, Eco Group International Ltd, which was acquired by Nova in June 2005. Nova BioGenetic's in Europe provides a strong platform for the Company's planned expansion into those regions. Dubai has been selected as the future Regional Headquarters for the Middle East.

Global Umbrella

         As part of the implementation of the global strategy, strategic marketing and sales packages have been compiled and specific domains of responsibilities have been clearly defined. Considerable preparatory work, regarding global industries and markets, has been completed. The Company has identified 50 world leading companies requiring the application of our technology, many of which have already been approached. The response to our products has been very positive and the remaining targeted companies will be approached in due course. In Europe and other key regions, several Master Wholesalers have been established and have networks in all parts of the world.

         Nova product formulation is the foundation on which a global alliance of companies can be formed. By working alongside each other, Nova, together with its clients, marketing partners and wholesalers are able to share their collective intellectual knowledge and to pool resources to best effect. This creates the ability to integrate technologies, to create new chemistries and products and to open up global markets quickly and cost-effectively.

         By sharing existing global customer-bases, large sales teams and other pooled resources, penetration of global markets becomes automatic for all companies working under the umbrella of the alliance. As new chemistries and products are developed, they too can be brought to market rapidly and at minimal cost and effort through the ever-growing network.

Applications and Benefits

Products

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

         Nova offers a systems process that allows for a variety of commercial and industrial applications. Nova's technology provides a long-term effective control of micro-organisms that are commonly associated with human and building health problems. The antimicrobial agent is non-migratory; it does not leach, gas or volatize. It stops and controls mold and mildew odors, soiling, staining and deterioration. It controls the growth of micro-organisms in order to prolong the life of the product.

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

         Conventional biocides are designed to volatize and be absorbed by organisms. Nova's antimicrobial, however, is a durable, broad spectrum antimicrobial that chemically bonds to and, literally, becomes part of the application surface. Treated surfaces remain active for a minimum of a least three months. It acts only when micro-organisms come into direct contact with it. Since the antimicrobial is not absorbed by organisms but remains a part of each application surface, in effect it transforms conventional surfaces and materials into active antimicrobial surfaces which will remain effective for extended periods and which will result in a significant reduction of air-borne microbial contaminants.

Competitive Position

         Nova's technology and products exhibit revolutionary, highly potent activity with virtually no toxicity, unlike any other products and/or methods currently in use. Nova's antimicrobial products demonstrate chemical action drastically different from the conventional mechanism of action exhibited by contemporary antimicrobials and disinfectants. Nova's unique technology provides an unparalleled opportunity for market penetration in most industries.

Product Development

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

Manufacturing, Blending and Distribution

         The manufacturing of the chemistries has been outsourced in North America. Super-concentrate base chemistry is then shipped to designated blenders. This safeguards the integrity of the manufacturing and blending process.

         Blending has been outsourced as well for Europe. Additional UK blending facilities and a pan-European distribution capability are available through a specific UK leading independent chemical distributor and operates solely in the UK and Ireland. The alliance includes key facilities in the USA, Asia and Germany.

         Nova can provide bulk blending and distribution support when the Company moves to large-scale European production. If required, a further UK manufacturing capability has been negotiated. In Sweden we also have blending and distribution facilities available, as required. This provides a local platform into Scandinavia, the Baltic States and Russia in addition to other European countries.

         By these means we have contingency coverage and volume capacity across Europe. North America and Europe both have their own in-house chemists and laboratory facilities, which enable us to augment our in-house testing and technical support for our customers worldwide.

Intellectual Property

         From the outset it has been Nova's policy to pursue and secure various technologies and to protect the unique and novel chemistries that are commercially important to its business. The Company's current existing technology cover 163 different compounds. New patent licenses or patent applications, if and when awarded, typically have a twenty (20) year effective term.

Markets

Introduction

         Specific markets have been identified as the priority focus for Nova's marketing and sales operations. Within selected industries we have listed those leading companies that either already are, or will become, our primary targets. Key industries are as follows:

Building Materials Industry Profile

         One of the largest target markets for Nova is the worldwide construction industry. Used as an additive, Nova dramatically enhances many traditional building materials, including cement, grout, plaster, caulk, adhesives and joint compounds. When integrated into concrete, for example, it inhibits microbial growth, thereby dramatically enhancing the durability, strength and longevity of the finished product. It also prevents deterioration of the concrete by inhibiting the growth of bacteria, fungi and molds.

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

Paints and Coatings Industry Profile

         The specialized chemical industry is under intense, worldwide pressure to produce safer and more effective alternatives to the traditional biocides being sold today. The proliferation of microbial growth, combined with paint-and-coating specific problems, including clear coat finishes and `pinholing,' is fueling the growing interest in antimicrobial solutions. Nova has developed joint-research partnerships with two global market leaders in order to capitalize on this expanding market. This framework of cooperation and unrestricted access to joint findings, in addition to our strict adherence to new legislation, including the Biocidal Products Directive (BPD) in Europe, ensures that we can integrate cutting-edge technology into existing systems, throughout the world.

Textile Industry Profile

         The textile industry has long recognized the overwhelming potential of successfully integrating antimicrobial technology into the production and manufacturing of textiles including wool, cotton, blended and synthetic fibers. By being cross-platform compatible, the Nova antimicrobial technology can be imparted seamlessly into these materials to provide protection against wear, bacterial growth and odor. By offering the ability to brand garments with a recognized Nova tag, the added value and perceived worth of these garments in the eye of the consumer is greatly enhanced.

Carpet / Flooring Industry Profile

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

Health Industry Profile

         In recent years, the emergence of chemical and antibiotic resistant strains of bacteria (MRSA, VRSA, VRE and others) within high-risk environments has caused major problems for Health Services worldwide due to hospital acquired infections. Nova has developed a unique, fully integrated system of cleaning and surface preparation, protected by an environmentally balanced antimicrobial surface coating, which provides active protection against airborne and surface microbial contamination.

         In addition, Nova can provide unique air filtration protection and greatly enhanced air quality. Programs have been written and successful MRSA and hospital trials have been completed. We are working with two global suppliers and manufacturers to the health industry on a wide range of products and services that will protect staff, patients and visitors at hospitals and other health-related locations, including doctors' and dentists' surgeries.

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

      o  Finalize the sale.

         This is the process that the Company will train all sales and/or account managers involved in Nova marketing and sales and becomes a system that can be replicated in each Nova region. The process is continually refined as feedback is received from our customers and our own sales force.

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

Multi-nationals / Global Companies
----------------------------------

         The Company has been working with multinational manufacturing companies both in North America and Europe. Global contracts will be co-ordinated through Head Office and will subsequently be subdivided into regional sales and manufacturing contracts. This will ensure continuity of supply and guaranteed quality of products for customers around the world. A significantly large number of internationally recognized companies are now evaluating our technology and its potential applications across a diverse range of industries.

Wholesalers

         It is estimated there are as many as 200,000 wholesalers in Europe. Due to the number of chemicals and products being taken off the market as a result of new EU legislation (Biocidal Products Directive {BPD} and other directives), wholesalers are actively seeking alternatives. The diverse applications of Nova products are leading wholesalers to increasingly look in our direction. Wholesalers provide a ready-made network of customers and a comparatively fast route to market.

Nova BioGenetic's Global strategy

         The Nova global strategy is focused on harnessing our collective intelligence and avoiding any unnecessary duplication of cost or effort. Each region will contribute what it does best and will automatically benefit from all global contracts. Other benefits will include being part of a global infrastructure, lower production costs, shared ownership of all intellectual property and immediate access to new licensed technologies and products. This shall enhance Nova's overall earning power and share value.

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

North America

The Head Office in Atlanta will provide all regions with:

      o  central administration and policy;
      o  R&D leading to new product and technology development;
      o  corporate training;
      o  technology, legal and essential approvals cover;
      o  global sales and marketing material;
      o  media and other public relations services;
      o  website facilities.

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

         Laboratory facilities as well as banking, legal and other professional services are also available. Inventory has been shipped to the UK where in-house blending and product trials continue to be successful. Samples have been distributed and tested throughout Europe and elsewhere (for example, Morocco, Pakistan, India and Singapore).

         Product ranges affiliated to the Nova technology have been identified and are being prepared for leading European companies in specific markets such as leisure, health, building materials, air filtration, remediation, paint, coatings and hygiene.

Dubai

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

Biopharmeuticals Division

         Nova's biopharmaceuticals' division is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life threatening infectious diseases. Nova's biopharmaceuticals division's pipeline is based on various technologies, used as a broad base for applications with existing antibiotic compounds. Attaching certain technology with antibiotic compounds is intended to facilitate potential disruption of bacterial agents.

         In particular, Nova's biopharmaceutical mission is to provide solutions to the major therapeutic dilemma of growing bacterial resistance to antibiotics in the present worldwide marketplace. It will use its technology to develop a suite of new antibiotics and antibiotic derivative products. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART"

Product Differentiation/Competitive Advantage

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

         Nova intends to file patents to secure the intellectual property of the compounds and effective molecules Nova will utilize in its pipeline.

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

Commercial Strategy
-------------------

         Nova is committed to developing its biopharmaceutical division and intends to be at the forefront of the therapeutic developments, focused on overcoming bacterial resistance to antibiotics.

         Nova's commercial strategy is to partner with established pharmaceutical companies in the major antibacterial markets; while retaining rights to antibiotics based upon certain technology the Company will seek to develop and commercialize independently.

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

         Nova's biopharmaceutical solution to emerging antibiotic resistance in microorganisms will use the application of its technology to develop a suite of new antibiotics and / or antibiotic derivatives. Nova Biogenetics' antibiotic product suite will fall under "Antibiotic Resistance Technology," otherwise referred to as "ART".

RISK FACTORS

         Any investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this Form 10-KSB before deciding whether to invest in our common stock. We have only a limited operating history and have not operated profitably since commencement of operations. Our operations have never been profitable. We have incurred net losses since inception through June 30, 2006 of $4,657,316 and it is expected that we will continue to incur operating losses in the future. For the fiscal year ended June 30, 2006, we generated revenues of $221,248 and had a net loss of $1,669,353.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We are located in the Northridge 400 Business Park at 8601 Dunwoody Place, Suite 338 Atlanta, Georgia 30350. The office contains approximately 3200 square feet and is currently under a five year lease through May 2008. In accordance with the terms of the Company's lease agreement commencing on June 30, 2005 and expiring on May 31, 2008, the Company's monthly payment obligation is approximately $2,700. The lease agreement is subject to an annual rent escalation of approximately three percent. See also footnote to audited financial statements.

ITEM 3.  LEGAL PROCEEDINGS

The following is a list of law suits in which Nova BioGenetics, Inc. or Nova Specialty Chemicals, Inc. is presently involved.

Nova Biogenetics has a pending judgment in the amount of $42,000 from CFO On Call, the former accountant for Nova's predecessor Healthcare Network Solutions, Inc. The Company continues to contest this action vigorously.

Nova Specialty Chemicals, Inc. vs. Microbe Guard, Inc. State Court of Fulton County Civil Action File Number: 2005-vs-086702-G, Suit filed 8/30/2005

This suit was dismissed and was to be refiled. Legal counsel is deciding whether to incorporate this claim into the suit with Emory University and Microbe Guard, Inc. vs. Nova BioGenetics, Inc. et. al. United States District Court, Northern District of Georgia Civil Action File Number 1-06-CV-0141-JEC, Suit filed 1/20/06, as a counter-claim or to re-file in the State Court in Fulton County. No decision has been made at this time.

Microbe Guard, Inc. vs. Nova Specialty Chemicals, Inc. et. al. Minnesota State Fourth Judicial District Court Civil Action File Number: 27-CV-06-633, Suit filed 12/21/2005

This suit was filed by Microbe Guard alleging breach of contract because Nova has refused to continue to sell its EPA registered products to Microbe Guard. Nova's position is there is no written or verbal agreement between Nova and Microbe Guard. Additionally, Nova has never directly conducted business in Minnesota and is therefore not subject to the jurisdiction of the Minnesota Court. This suit is pending pre-trial motions and discovery.

International Biochemical Industries, Inc. a/k/a BioShield (Bankruptcy) Adversary Proceedings by Chapter 7 Trustee Herbert C. Broadfoot II vs. Nova BioGenetics, Inc. United States Bankruptcy Court, Northern District of Georgia Case Number 04-92814-JB, Suit Filed 1/17/06

This suit was filed by the Trustee to determine if sufficient consideration was provided by Nova to the Debtor for the transfer and exchange of one half of the rights in the various patents owned by the debtor and sold to Nova. The suit was filed by the Trustee in order to preserve his possible claim, in light of a deadline imposed by the Court. It is Nova's position that more than sufficient consideration was provided to the debtor including but not limited to the payment of maintenance fees and the transfer of Nova stock to the debtor, all of which occurred approximately two years before the debtor filed for bankruptcy protection. Nova and the trustee have agreed the ownership issue of all assets in question in this law suit will be resolved at the time the trustee auctions the assets of International Biochemical Industries on December 13, 2006.

Kenneth E. Banwart, William Bush, et. al. vs. Nova BioGenetics, Inc. et. al. Superior Court of Fulton County, Civil Action File No. 2006-CV-120503, filed July 31, 2006.

This is a claim filed by a few shareholders who previously sought to become members of the board of directors of the corporation. The plaintiffs have alleged discrepancies or failure to disclose information regarding former corporate officer Tim Moses in the Private Offering Memorandum in 2004. Nova's position is there were no discrepancies or failure to disclose any information regarding former corporate officer Tim Moses. Nova has asserted an additional affirmative defense under Georgia law which requires the filing of a timely complaint by investors to rescind their investment after learning of alleged misrepresentations, see (Liberty v. Storage Trust Properties, L.P., 267 Ga App.905,910 (2004) and Buckley v. Turner heritage Homes, 248 Ga. App 793,795(2001)).

Emory University and Microbe Guard, Inc. v. Nova BioGenetics, Inc. and Timothy
C. Moses, Civil Action No. 1:06-cv-141-TWT, U.S. District Court, Northern District of Georgia, Atlanta Division ("the Action").

The Action alleges that products made and sold by Nova infringe patents owned by Emory University and allegedly licensed to Microbe Guard, Inc. Nova retained Sanford J. Asman, Esq., a licensed patent attorney with 35 years of patent (filing and litigation) experience to defend the suit. After Mr. Asman examined the original complaint, filed on January 20, 2006, he corresponded with the attorneys representing the plaintiffs who then voluntarily dismissed, with prejudice, one count of the complaint involving one of the three patents. Plaintiffs then filed a First Amended Complaint which alleged infringement of only the remaining two patents. Nova responded to the First Amended Complaint by filing a motion to dismiss and a motion to disqualify the plaintiffs' law firm. In response to that filing, plaintiffs filed a motion seeking leave to file a Second Amended Complaint, which motion was granted by the court, which denied Nova's motions to dismiss the First Amended Complaint, in view of the corrective pleading by plaintiffs in their Second Amended Complaint. Based on the fact that none of the attorneys who took part in the prosecution of the applications which resulted in the issuance of the remaining two patents in suit would be taking part in the litigation (only one of whom remains with plaintiffs' law firm, the two others having departed), the court denied Nova's motion to disqualify plaintiffs' law firm. Plaintiffs have now filed their Second Amended Complaint, and Nova will respond within the time permitted.

At this time management of Nova is responding by vigorously contesting that Nova is infringing either of the two remaining patents in suit.

As it is quite early in the proceedings, in that the plaintiffs have only recently filed their Second Amended Complaint, to which Nova has not yet had to respond, no discovery has yet taken place. Based on representations by Nova, it is Mr. Asman's understanding that Nova is not manufacturing or selling any products which infringe either of the two patents in suit. Consequently, there presently appears to be minimal, if any, exposure in this litigation.

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

 Fiscal Year ended June 30, 2005       (1) Quarterly Common Stock Price Ranges
 -------------------------------        ---------------------------------------
 Quarter     Quarter Ended                     High                Low
 -------     -------------                     ----                ---
 1st         September  30, 2004               $0.22               $0.22
 2nd         December 31, 2004                 $0.22               $0.20
 3rd         March 31, 2005                    $1.90               $0.85
 4th         June 30, 2005                     $1.25               $1.15

 Fiscal Year ended June 30, 2006       (1) Quarterly Common Stock Price Ranges
 -------------------------------        ---------------------------------------
 Quarter     Quarter Ended                     High                Low
 -------     -------------                     ----                ---
 1st         September  30, 2005               $1.68               $0.67
 2nd         December 31, 2005                 $0.93               $0.50
 3rd         March 31, 2006                    $0.75               $0.21
 4th         June 30, 2006                     $0.30               $0.10
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

HOLDERS

As of the close of business on October 12, 2006, there were 200 stockholders of record of the Registrant's Common Stock and 14,819,815 shares issued and outstanding.

DIVIDEND POLICY

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

During fiscal year ended June 30, 2006, the Company did not purchase any of its equity securities.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report. We were incorporated under the laws of the State of Delaware on April 23, 2001. Through March 2003, we completed a reverse acquisition with Healthcare Network Solution. In August the name of the Company was changed to Nova Biogenetics and the stock symbol was changed in August, 2003 to NVBG. On June 30, 2005, the company acquired a U.K.-based company with a broad range of experience in sales and marketing of antimicrobials and specialty chemicals in Europe and the Middle-East. This acquisition represents the harbinger necessary for the introduction to a large global market for the company to have the ability to service future global contracts in the coming year.

Following is our discussion of the relevant items affecting results of operations for the years ended June 30, 2006 and 2005.

REVENUES. Net Revenues generated during the year ended June 30, 2006 were $221,248, a 54% decrease compared to $482,679 for the year ended June 30, 2005. The decrease is mainly due to the acquisition of Eco Group in Europe on June 30, 2005. Eco Group was previously a customer buying product from the Company until they were acquired. This in turn decreased revenues from outside customers. Furthermore, management has concentrated on potential contracts with some large customers in both the United States and the United Kingdom.

COST OF SALES. Cost of sales consist of products purchased from our suppliers. Cost of sales for the year ended June 30, 2006, were $34,469, a 26% increase compared to $27,304 for the year ended June 30, 2005. The increase is due to increased costs of raw materials as well as adjustments made to our inventory asset to value it at the lower of cost or market.

SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses were $479,619 for the year ended June 30, 2006, compared to $204,760 for the year ended June 30, 2005, representing a 134% increase. Salaries and consulting expenses consist of salaried and hourly employees including staff used for our research services, our technical development staff, marketing staff and office personnel. The increase is mainly due to the acquisition of Eco Group on June 30, 2005 which contributed increased infrastructure and staffing in the United Kingdom. Also, due to cash constraints, certain employees and consultants were issued common stock of the company for services provided. Furthermore, we continue to ramp up our technical development for the upcoming year.

PROFESSIONAL FEES. For the year ended June 30, 2006, the Company incurred professional fees of $279,297, a 62% increase compared to $172,484 for the year ended June 30, 2005. The increase is primarily related to legal fees associated with our acquisition of Eco Group in the U.K. as well as legal and accounting fees relating to our financial statement audits and SEC filings. Furthermore, due to cash constraints, common stock of the company was issued to pay for legal services received.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended June 30, 2006, we incurred selling, general and administrative expenses of $1,031,619 as compared to $1,274,019 for the year ended June 30, 2005 which represents a 19% decrease. The decrease was due to the efforts by management in keeping costs to a minimum. We expect selling, general and administrative expenses to increase in the future as we continue the implementation of our business plan and expansion of operations, including increased travel due to our sales efforts, as well as an increase in personnel to offset growth of our major customer requirement for technical support.

OTHER INCOME/EXPENSES. The Company had net other expenses of $65,597 for the year ended June 30, 2006 compared to $744,045 for the year ended June 30, 2005. The decrease is mainly the result of the loss on impairment of goodwill in the amount of $720,211 which was realized during the year ended June 30, 2005. Other expenses consist of interest expense on notes payable and other liabilities. Other income in this category consists of rental income for the use of the Companies lab.

As a result of the factors discussed above, we reported a net loss of $1,669,353 or $(0.14) per share for the year ended June 30, 2006 as compared to a net loss of $1,939,933 or $(0.22) per share for the year ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company's primary source of liquidity consisted of $64,179 in cash and cash equivalents. The Company holds most of its cash reserves in accounts with local financial institutions. At June 30, 2006, we had a stockholders' deficit of $1,408,404. Since our inception, the Company has generated an accumulated deficit of $4,657,316. Net cash used in operations during the fiscal year ended June 30, 2006 was $1,030,718 and was attributable to our loss from operations of $1,603,756. Net cash provided by financing activities for the fiscal year ended June 30, 2006 was $489,311. Additionally, We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months absent additional capital raising activities or growth of revenue sources. At this time, however, we have no agreements or understandings with any third parities regarding additional capital, and we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary financing would have a material adverse effect on our financial condition and results of operations.

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

    NAME                 AGE      POSITION

Dr. Kevin Smith          48       CEO,President, Director
Mr. Robert McMahon       49       Executive Vice President
Ms. Shelley Moses        48       Secretary/Treasurer, Director
Mr. William Crook        54       Managing Director/Europe

Dr. Smith has served as CEO and President as well as a member of the Board of Directors since the Company's inception. He enriches the company with his 20+ years of experience in both the private and academic sectors of the fields of Preventive and Occupational Medicine. He has trained at Yale University, the University of Iowa, and is pursuing his PhD at the Karlinski Institute in Stockholm, Sweden. Dr. Smith has served as Medical Director for HealthSouth in Georgia and has held multiple board seats for many publicly traded companies. Currently, he is affiliated with Emory University as an associate professor in the School of Public Health and as a professor in the School of Nursing at Kennesaw State University. Dr. Smith presently owns an expanding number of clinics in the Atlanta area; and recently, he proudly served our country abroad as a Medical Officer (Major) in the United States Army Reserves in the effort as part of the Operation Iraqi Freedom. His role at Nova BioGenetics continues to encompass his interests in assisting in expanding the implementation of the company's global strategy and defining the vision of the company's biopharmaceutical division

Prior to joining Nova in 2005, Mr. McMahon was President for Bio-Tek Industries, Inc. Bio-Tek was a specialty chemical ISO compliant manufacturing company, which included the human and animal health markets. Having started in quality assurance, he quickly advanced to executive level positioning as a result of his ability to understand not only microbiologically the mechanics of specialty chemical products but also how to implement effective marketing strategies for specialty chemical product sales. Mr. McMahon's background also includes having managed laboratories that performed EPA and FDA testing for Microbac Labs in Boston and Atlanta. As a member of the American Chemical Society, Mr. McMahon holds a BS in Cell Biology from the University of Massachusetts and an MBA in Entrepreneurship from Kennesaw State University.

Ms. Moses brings a wealth of experience to the Company and the board of directors that dates back over twenty years and originates from her day to day involvement of having owned and managed several small companies. Further, she provides over a decade of experience in the antimicrobial and biostatic industry and controls a solid working knowledge of the antimicrobial market and Nova products line. Since joining Nova as a full time employee, Ms. Moses has played an instrumental role in assembling a team of dedicated and determined individuals, who manage the Nova North American and European offices. Assisting with the management of operations of the Company's affairs on a daily basis, Ms. Moses' efforts also include providing corporate vision, guidance on the implementation of global strategy and the ability to offer limited technical assistance when needed. She is deeply involved with ongoing product and technology development enhancements within the Research and Development area. Having attended the University of West Georgia, Ms. Moses enjoys reading, traveling, gardening and spending time with her family.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table The table below sets forth information relating to the compensation paid by us during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2005 and 2006 (the "Named Executive Officers").

                                       Annual Compensation                       Long Term
                                -------------------------------   -----------------------------------
                                Fiscal                              Other Annual       Restricted
Name and Principal Position      Year    Salary ($)   Bonus ($)   Compensation ($)   Stock Awards ($)
---------------------------      ----    ----------   ---------   ----------------   ----------------
*Dr. Kevin Smith (CEO)           2006     $ -0-        $ -0-            $ -0-         $ -0-

Mr. Robert McMahon (EVP)         2006     $85K         $ -0-            $ 10K         $ -0-

Mr. William Crook (E/Dir/Europe) 2006     $133K        $ -0-            $ -0-         $ -0-

**Ms. Shelley Moses (Sec/Tres)   2006     $120K        $ -0-            $ -0-         $ -0-

__________
*  Dr. Kevin Smith has fore barred his salary for all of 2006
** Ms. Shelley Moses salary is based on accrual and receives S-8 options in lieu of cash salary

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Stock Option Plan pursuant to March 20, 2006 Board of Directors approval, we adopted our 2006 Non-Statutory Stock Option Plan ("Plan") whereby we reserved for issuance up to 2,000,000 shares of our common stock. In February 2006 we filed a registration statement on Form S-8 registering the shares of common stock issuable upon the exercise of options granted under the Plan. The principal terms of the Plan are summarized below but it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 12, 2006 (except where otherwise noted) with respect to: (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of the outstanding shares of common stock; (ii) each director of the Registrant; (iii) the Registrant's executive officers; and (iv) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of common stock are owned with sole voting and investment power. The title of class of all securities indicated below is common stock with $.0001 par value per share.

Name and Address of             (2) Number of Shares   (3) Percentage of Shares
Beneficial Owner                 Beneficially Owned      Beneficially Owned
-------------------             --------------------   ------------------------
International Biochemical
 Industries Inc.
8725 Rosewell Road
Atlanta, Georgia 30327             (3)    997,561                6.73%

Domus Trust Fund
5525 New Wellington Close
Atlanta, Georgia 30327             (4)    202,248                1.36%

M5 Trust Funds I and II
405 North Errol Court
Atlanta, Georgia 30327             (5)  2,715,869               18.33%

Timothy C. Moses
405 North Errol Court
Atlanta, Georgia 30350             (6)    529,383                3.60%

Kevin Smith
5525 New Wellington Close
Atlanta, Georgia 30327             (8)    741,124                5.00%

Shelley S. Moses
405 North Errol Ct, NW
Atlanta, Georgia  30327            (9)    350,000                2.36%

All Officers and Directors as
 a Group (6 persons)               (10) 5,536,185               37.36%

Represents less than 38% of the 14,819,815 shares outstanding as of October 12, 2006.
__________
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See footnote in the audited financial statements

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

31.1     Certification of Chief Executive Officer

31.2     Certification of Principle Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Principle Financial Officer

(b) Reports on 8-K

Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 8-K is reflected below:

05/01/06    see filing ref.# 001-1670306796329
10/28/05    see filing ref.# 001-16703051164123
07/12/05    see filing ref.# 001-1670305950633

(c) SB-2 filing

02/10/06    see filing ref.#  333-13063106595566
Footnote:  Amended form for registration of SB-2 filing (SB-2/A)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. AUDIT FEES

         The aggregate fees billed for the fiscal year ended June 30, 2006, for professional services rendered by Bouwhuis, Morrill & Company, for the audit of the Registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended 2006 were approximately $53,010.

2. AUDIT RELATED FEES

         The aggregate fees billed for the fiscal year ended June 30, 2006, for assurance and related services by Bouwhuis, Morrill & Company, that are reasonably related to the performance of the audit of the Registrant's financial statements for the fiscal year ended 2006 were approximately $-0-.

3. TAX FEES

         The aggregate fees billed for the fiscal year ended June 30, 2006, for professional services rendered by Bouwhuis, Morrill & Company for tax compliance, tax advice and tax planning for the fiscal year ended 2006 were $-0-.

4. ALL OTHER FEES

         The aggregate fees billed for the fiscal year ended June 30, 2006, for products and services provided by Bouwhuis, Morrill & Company other than those services reported above, for the fiscal year ended 2006 were $-0-.

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

                                        Date:  October 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                      Titles                         Dates
      ----------                      ------                         -----

/s/ Dr. Kevin Smith
-------------------         Chairman, Chief Executive
Dr. Kevin Smith             Officer and President               October 13, 2006


/s/ Chene Gardner
-----------------
Chene Gardner               Acting CFO                          October 13, 2006

                     NOVA BIOGENETICS, INC AND SUBSIDIARIES

                 Consolidated Financial Statements for the Years
                          Ended June 30, 2006 and 2005
                      and Report of Independent Registered
                             Public Accounting Firm


                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficit.............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to the Consolidated Financial Statements...............................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nova BioGenetics, Inc. and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nova BioGenetics, Inc. and Subsidiaries as of June 30, 2006 and the consolidated results of their operations and their cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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


Bouwhuis, Morrill & Company, LLC
Layton, Utah
October 6, 2006

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                      June 30,
                                                                       2006
                                                                    -----------
CURRENT ASSETS

  Cash and cash equivalents ....................................    $    64,179
  Accounts receivable, net (Note 2) ............................         19,637
  Inventory ....................................................         35,538
                                                                    -----------

   Total Current Assets ........................................        119,354
                                                                    -----------

PROPERTY AND EQUIPMENT - NET (Note 2) ..........................         21,407
                                                                    -----------

OTHER ASSETS

  Deposits .....................................................          3,475
                                                                    -----------

   Total Other Assets ..........................................          3,475
                                                                    -----------

   TOTAL ASSETS ................................................    $   144,236
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

  Bank overdraft (Note 2) ......................................    $    15,381
  Accounts payable and accrued expenses ........................        525,101
  Escrow payable (Note 5) ......................................        199,500
  Due to related parties (Note 4) ..............................        158,021
  Notes payable ................................................         50,000
  Notes and loans payable - related party ......................        604,637
                                                                    -----------

   Total Current Liabilities ...................................      1,552,640
                                                                    -----------

STOCKHOLDERS' DEFICIT

  Common stock, $0.0001 par value; 50,000,000 shares
   authorized, 13,239,815 shares issued and outstanding ........          1,324
  Additional paid-in capital ...................................      3,252,039
  Accumulated deficit ..........................................     (4,657,316)
  Foreign currency translation adjustment ......................         (4,451)
                                                                    -----------

   Total Stockholders' Deficit .................................     (1,408,404)
                                                                    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................    $   144,236
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                             June 30,
                                                  -----------------------------
                                                      2006             2005
                                                  ------------     ------------

NET SALES ....................................    $    221,248     $    482,679

COST OF SALES ................................          34,469           27,304
                                                  ------------     ------------

GROSS MARGIN .................................         186,779          455,375
                                                  ------------     ------------

OPERATING EXPENSES

  Salaries and consulting ....................         479,619          204,760
  Professional fees ..........................         279,297          172,484
  Selling, general and administrative ........       1,031,619        1,274,019
                                                  ------------     ------------

   Total Operating Expenses ..................       1,790,535        1,651,263
                                                  ------------     ------------

LOSS FROM OPERATIONS .........................      (1,603,756)      (1,195,888)
                                                  ------------     ------------

OTHER INCOME (EXPENSES)

  Other income ...............................          12,000                -
  Gain on sale of assets .....................               -           28,844
  Litigation loss ............................         (26,260)               -
  Loss on impairment of goodwill .............               -         (720,211)
  Interest expense ...........................         (51,337)         (52,678)
                                                  ------------     ------------

   Total Other Income (Expenses) .............         (65,597)        (744,045)
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES .....................      (1,669,353)      (1,939,933)

INCOME TAX EXPENSE ...........................               -                -
                                                  ------------     ------------

NET LOSS .....................................    $ (1,669,353)    $ (1,939,933)
                                                  ============     ============

BASIC AND DILUTED:
  Net loss per common share ..................    $      (0.14)    $      (0.22)
                                                  ============     ============

  Weighted average shares outstanding ........      12,160,153        8,763,955
                                                  ============     ============

OTHER COMPREHENSIVE INCOME

NET LOSS .....................................    $ (1,669,353)    $ (1,939,933)

  Foreign currency translation adjustment ....          (4,451)               -
                                                  ------------     ------------

COMPREHENSIVE LOSS ...........................    $ (1,673,804)    $ (1,939,933)
                                                  ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Stockholders' Deficit
                           For the Years Ended June 30, 2006 and 2005
                                                                                     Foreign
                                    Common Stock         Additional                  Currency
                              ------------------------    Paid-in     Accumulated   Translation
                                 Shares       Amount      Capital       Deficit     Adjustment
                              -----------  -----------  -----------   -----------   -----------
Balance, June 30, 2004 .....    7,351,272  $       735  $    42,641   $(1,048,030)  $         -

Common stock issued for cash    1,660,000          166      829,834             -             -

Common stock issued for
 services rendered .........    1,130,000          113      295,387             -             -

Common stock issued for the
 acquisition of subsidiary .      966,500           97      966,403             -             -

Net loss for the year
 ended June 30, 2005 .......            -            -            -    (1,939,933)            -
                              -----------  -----------  -----------   -----------   -----------

Balance, June 30, 2005 .....   11,107,772        1,111    2,134,265    (2,987,963)            -

Common stock issued for cash      581,362           58      459,221             -             -

Stock offering costs .......            -            -      (40,000)            -             -

Common stock issued for
 services rendered .........       90,000            9       98,991             -             -

Commons stock issued for
 accrued salaries & labor ..      670,681           67      402,341             -             -

Exercise of stock options ..      790,000           79      197,221             -             -

Foreign currency translation            -            -            -             -        (4,451)

Net loss for the year
 ended June 30, 2006 .......            -            -            -    (1,669,353)            -
                              -----------  -----------  -----------   -----------   -----------

Balance, June 30, 2006 .....   13,239,815  $     1,324  $ 3,252,039   $(4,657,316)  $    (4,451)
                              ===========  ===========  ===========   ===========   ===========

                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                              F-5

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                          For the Year Ended
                                                               June 30,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...........................................  $(1,669,353)  $(1,939,933)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation .....................................        7,331         2,018
  Bad debt provision ...............................       20,782        55,540
  Common stock issued for services .................       99,000       295,500
  Cashless exercise of stock options for services ..      197,300             -
  Gain on settlement of debt .......................            -       (28,844)
  Loss on impairment of goodwill ...................            -       720,211
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .......        9,530       (56,234)
  (Increase) decrease in inventory .................        8,174       (22,207)
  (Increase) decrease in deposits ..................        1,033           (33)
  Increase in due to related parties ...............       12,629             -
  Increase in accounts payable and accrued expenses       398,794       312,884
                                                      -----------   -----------

   Net Cash Used in Operating Activities ...........     (914,780)     (661,098)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment ..............       (2,079)      (22,156)
  Cash received from acquisition of subsidiary .....            -       216,028
                                                      -----------   -----------

   Net Cash Provided (Used) by Investing Activities        (2,079)      193,872
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in bank overdraft .......................       15,381             -
  Proceeds from notes payable ......................       50,000             -
  Proceeds from notes/loans payable - related party       122,208        22,131
  Payments on notes/loans payable - related party ..       (7,975)            -
  Net proceeds from issuance of common stock .......      419,279       830,000
                                                      -----------   -----------

   Net Cash Provided by Financing Activities .......  $   598,893   $   852,131
                                                      -----------   -----------

EFFECT OF FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT ............................       (4,451)            -
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  $  (322,417)  $   384,905

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......      386,596         1,691
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .............  $    64,179   $   386,596
                                                      ===========   ===========
                                                                    (Continued)
                                       F-6A

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                          For the Year Ended
                                                               June 30,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash Payments For:

  Interest .........................................  $         -   $     3,293
  Income taxes .....................................  $         -   $         -

Non Cash Investing and Financing Activities:

  Common stock issued for services .................  $    99,000   $   295,500
  Common stock issued for accrued payroll ..........  $   402,408   $         -
  Common stock issued for the acquisition of
   subsidiary ......................................  $         -   $   966,500


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       F-6B

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

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

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

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

         e. Allowance for Doubtful Accounts

         Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of June 30, 2006, the allowance for doubtful accounts was $76,322. Bad debt expense was $20,782 and $55,540 for the years ended June 30, 2006 and 2005, respectively.

         f. Inventories

         Inventories are stated at the lower of average cost or market value. When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. Inventories consist entirely of raw materials of $35,538 at June 30, 2006.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

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

                                                Life            2006

         Furniture and Fixtures              3-5 Years      $      31,696
         Less - Accumulated Depreciation                          (10,289)
                                                            -------------

              Net Property and Equipment                    $      21,407
                                                            =============

         Depreciation expense for the years ended June 30, 2006 and 2005 was $7,331 and $2,018, respectively.

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

                                                   June 30,      June 30,
                                                    2006           2005
                                                 -----------   -----------

         Net loss (numerator) ................  $ (1,669,353)  $(1,939,933)
         Weighted average shares outstanding
          (denominator) ......................    12,160,153     8,763,955
         Loss per share amount ...............  $      (0.14)  $     (0.22)

         i. Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after December 15, 2005. The Company is currently evaluating SFAS No. 123 as revised and intends to implement it in the first quarter of 2006. At June 30, 2006, there were no employee options. Therefore, the implementation of this standard will not initially have a material impact on the Company's financial statements.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Recent Accounting Pronouncements (Continued)

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company will be required to apply this statement to inventory costs incurred after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j. Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of June 30, 2006.

         At June 30, 2006, the Company had net operating loss carryforwards of approximately $4,700,000 that may be offset against future taxable income through 2026. No tax benefits have been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

         m. Checks Written in Excess of Cash in Bank

         Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company's account. These overdrafts are included as a current liability in the balance sheets.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 3 - GOODWILL

         Goodwill represents the excess of cost over the fair value of net assets acquired through acquisitions. In the acquisition of Eco Group International Limited, this excess of cost over net assets acquired amounted to $720,211. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, management of the Company has evaluated the resulting goodwill and has determined that the amount is impaired. It is unlikely that there is significant future value beyond the value of the net assets acquired of $246,289 and, therefore, the Company has recorded a loss on the impairment of goodwill in the amount of $720,211 for the year ended June 30, 2005. The amount of goodwill being carried as an asset at June 30, 2006 is $-0-.

NOTE 4 - RELATED PARTY TRANSACTIONS

         At June 30, 2006, the Company had a related party payable of $158,031. This amount includes $96,992 in accrued interest and $61,029 payable to the company indicated in Note 9 for prior services rendered.

NOTE 5 - ESCROW PAYABLE

         The Company owes Pyramid Financial Group ("Pyramid") for monies that were either expended on the Company's behalf or that were loaned to the Company on a short-term basis. These monies were held in escrow by Pyramid. The Company believes that pursuant to the terms of the escrow agreement the funds would be available to the Company for cash-flow purposes at times prior to closing of the escrow. At the time of the transactions Pyramid was owned by a former officer of the Company, however, no such relationship still exists. The amount still owing at June 30, 2006 is $199,500 plus accrued interest of $31,920 which is included on the balance sheet in accounts payable and accrued expenses. See Note 11 - Contingencies.

NOTE 6 - EQUITY TRANSACTIONS

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

         On June 30, 2005, the Company issued 966,500 shares of common stock for all of the issued and outstanding shares of a United Kingdom based company. The shares were valued at the market price on the date of acquisition of $1.00 per share, or $966,500. The net assets of the acquired company on the date of acquisition were $246,289. See Note 3 - Goodwill.

         During the year ended June 30, 2006, the Company issued 581,362 shares of common stock in a private placement for $0.79 per share.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 6 - EQUITY TRANSACTIONS (Continued)

         During the year ended June 30, 2006, the Company issued 90,000 shares of common stock to officers, directors and an attorney for services rendered. The shares were valued at $1.10 which was the market price on the date the shares were authorized for issuance. In connection with these issuances, the Company recorded stock-based compensation of $99,000 during the year ended June 30, 2006.

         During the year ended June 30, 2006, the Company issued 670,681 shares of common stock to pay for accrued salaries and labor.

         During the year ended June 30, 2006, the Company issued 790,000 shares of common stock for the exercise of stock options.

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

NOTE 8 - NOTES PAYABLE

         The Company has notes payable consisting of the following:

                                                                       June 30,
                                                                         2006
                                                                       --------
         Note payable to an individual, non-interest bearing with a loan fee of $15,000, due in full on September 9, 2006,
         secured by all tangible and intangible assets of the
         Company, past due and in default ..........................   $ 50,000
                                                                       --------

         Total Notes Payable .......................................     50,000
         Less: Current Portion .....................................    (50,000)
                                                                       --------

         Long-Term Notes Payable ...................................   $      -
                                                                       ========

         For the above note in default, the Company is currently in negotiations to extend the terms. There has been no action regarding foreclosure by the note holder.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 9 - NOTES AND LOANS PAYABLE - RELATED PARTY

         The Company has been relying to a great extent on certain related parties for operating capital. Due to these transactions the Company has considerable loans payable due to related parties consisting of the following:

                                                                       June 30,
                                                                         2006
                                                                      ---------
         Note payable to a company, 6% interest, due
          June 30, 2003, secured by all tangible and intangible
          assets of the Company, past due and in default ...........  $ 490,404

         Note payable to an officer of the Company, non-interest
          bearing, due on demand, unsecured ........................     14,651

         Loan payable to an individual, non-interest bearing,
          due on demand, unsecured .................................     49,623

         Loan payable to an officer of the Company, non-interest
          bearing, due on demand, unsecured ........................     13,366

         Loan payable to an officer of the Company, non-interest
          bearing, due on demand, unsecured ........................      2,900

         Loan payable to a former officer of the Company,
          non-interest bearing, due on demand, unsecured ...........     22,795

         Loan payable to an officer of the Company, non-interest
          bearing, due on demand, unsecured ........................     10,898
                                                                      ---------

         Total Notes and Loans Payable - Related Parties ...........    604,637
         Less: Current Portion .....................................   (604,637)
                                                                      ---------

         Long-Term Notes and Loans Payable - Related Parties .......  $       -
                                                                      =========

         The above note in default of $490,404 is a note issued in connection with a joint venture agreement with International Biochemical Industries, Inc. (formerly BioShield Technologies, Inc.) ("IBCI") in the original amount of $500,000. At the time the joint venture agreement was entered into, a former Officer of the Company was also the president of IBCI. IBCI is currently undergoing Chapter 7 bankruptcy proceedings. The balance at June 30, 2006 was $490,404 with an additional amount of $96,883 in accrued interest relating to this note that is shown on the balance sheet in due to related parties (see
         Note 4). The final outcome of the bankruptcy proceedings has yet to be determined and the Company may be able to settle for a lesser amount.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 10 - STOCK WARRANTS OUTSTANDING

         As discussed in Note 6, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. All warrants expire March 31, 2010. A summary of the status of the Company's stock warrants as of June 30, 2005, and changes during the years then ending, are presented below:

                                                         Weighted     Weighted
                                                          Average      Average
                                                         Exercise    Grant Date
                                           Options        Price      Fair Value
                                          ----------     --------    ----------

         Outstanding, June 30, 2005 ..     1,660,000     $   0.50    $        -

             Granted .................             -         -                -
             Canceled ................             -         -                -
             Exercised ...............             -         -                -
                                           ---------     --------    ----------

         Outstanding, June 30, 2006 ..     1,660,000     $   0.50    $        -
                                           =========     --------    ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company is obligated under an agreement for the lease of its office space in the United States for a monthly payment of approximately $2,600 at June 30, 2006. The lease terminates on May 31, 2008 and is subject to an annual rent escalation of approximately 3 percent.

         The Company is obligated under an agreement for the lease of its office space in the United Kingdom for a monthly payment of approximately $1,600 at June 30, 2006. The lease is for an initial term of two years and is subject to annual inflationary rent escalation.

         Rent expense for the years ended June 30, 2006 and 2005 was $78,150 and $30,073, respectively.

         The future minimum lease payments are as follows:

                  June 30,   2007.................   $ 51,336
                             2008.................     47,942
                             2009+..............            -
                                                     --------

                           Total...................  $ 99,278
                                                     ========

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

         Legal Proceedings

         The Company is party to the following legal proceedings:

         A former accountant of Nova's predecessor, Healthcare Network Solutions, Inc., has a pending judgment in the amount of $42,000 against the Company for collection of past due fees. Nova asserts that it only owes them $15,000, which amount is accrued as a liability in accounts payable at June 30, 2006. The Company intends to contest this action vigorously. Management and the Company's attorneys have not yet determined an estimated range of loss, if any. Therefore, as the outcome is undeterminable at the present time, no additional amounts will be accrued in the consolidated financial statements as a result of this contingency.

         A former customer has filed suit against the Company because it has refused to continue to sell its EPA registered products to them. This suit is in the early stages and no assessment has yet been made by the Company or its attorneys as to any potential losses and therefore no amounts have been accrued for any potential losses in this case. This former customer still owes the Company $54,100 for past product sales which has been fully reserved for in accounts receivable.

         A suit has been filed by the bankruptcy trustee of a company that sold various patent rights to the Company claiming insufficient consideration was given. This suit is in the early stages and no assessment has yet been made by the Company or its attorneys as to any potential losses and therefore no amounts have been accrued for any potential losses in this case.

         Two parties have jointly filed suit against the Company alleging patent infringement. The Company believes that this suit has no merit and intends to contest this action vigorously. No amounts have been accrued for any potential losses in this case.

         Several shareholders have jointly filed suit against the Company for alleged discrepencies or failures to disclose certain information regarding a former officer of the Company in a private placement. The Company asserts that there have been no discrepencies or failures to disclose in this regard and intends to contest this action vigorously. No amounts have been accrued for any potential losses in this case.

                     NOVA BIOGENETICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005

NOTE 12 - CONCENTRATIONS OF RISK

         Major Customers

         For the year ended June 30, 2006, two customers' generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $58,636, and $38,941 or 26.5%, and 17.6%, respectively.

         For the year ended June 30, 2005, four customers' generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $127,500, $125,743, $71,123, and $60,797 or 26.1%, 25.7%, 14.6%, and 12.4%, respectively.

NOTE 13 - GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $4,700,000 from inception of the Company through June 30, 2006. The Company's stockholders' deficit at June 30, 2006 was $1,408,404 and its current liabilities exceeded its current assets by $1,433,286. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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